Form 10-Q
period 2014-03-31
Dipexium Pharmaceuticals, Inc.
filed 2014-05-12
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  001-36351

DIPEXIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4995704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

74 Broad Street, 4th Floor, NY, NY	10004
(Address of Principal Executive Offices)	(Zip Code)

(203) 331-5502

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐    Yes  ☐    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2014; 8,537,877

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended March 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2013.  The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31,	December
	2014	2013
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash	$36,065,537	$3,861,145
Prepaid Expenses	216,564	46,094
TOTAL CURRENT ASSETS	36,282,101	3,907,239

OTHER ASSETS
Deferred Initial Public Offering costs	—	122,826
TOTAL OTHER ASSETS	—	122,826

TOTAL ASSETS	$36,282,101	$4,030,065

LIABILITIES AND MEMBERS’ AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$687,880	$823,834
TOTAL LIABILITIES	687,880	823,834

COMMITMENTS AND CONTINGENCIES

MEMBERS’ AND SHAREHOLDERS’ EQUITY
Members’ Equity	—	3,206,231
Common Stock : $.001 par value, 30,000,000 shares authorized, 8,537,877 shares issued and outstanding at March 31, 2014	8,538	—
Additional paid-in capital	46,867,287	—
Accumulated deficit	(11,281,604)	—
TOTAL MEMBERS’ AND SHAREHOLDER’S EQUITY	35,594,221	3,206,231

TOTAL LIABILITIES AND MEMBERS’ AND SHAREHOLDERS’ EQUITY	$36,282,101	$4,030,065

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative Period
	Three Months Ended March 31,		from January 14, 2010 (inception)
	2014	2013	to March 31, 2014
REVENUES	$—	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	1,816,690	122,701	5,640,054
Acquired In-process Research and Development	—	—	272,500
General and Administrative Expenses	727,149	283,887	5,369,050

TOTAL OPERATING EXPENSES	2,543,839	406,588	11,281,604

LOSS FROM OPERATIONS	(2,543,839)	(406,588)	(11,281,604)

NET LOSS	$(2,543,839)	$(406,588)	$(11,281,604)

LOSS PER SHARE
Basic and diluted net loss per common share/units	$(0.44)	$(0.09)

Weighted average common shares/units outstanding basic and diluted	5,749,220	4,370,863

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative Period
	Three Months Ended March 31,		from January 14, 2010 (inception)
	2014	2013	to March 31, 2014
Operating Activities:
Net Loss	$(2,543,839)	$(406,588)	$(11,281,604)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	95,960	96,082	2,175,194
Share-Based Payments to Vendors	380,200	10,900	575,366

(Increase) / Decrease In:
Prepaid Expenses	(170,470)	2,166	(216,564)
Accounts Payable and Accrued Expenses	(13,128)	35,614	687,880

Net Cash Used In Operating Activities	(2,251,277)	(261,826)	(8,059,728)

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	34,455,669	—	34,455,669
Proceeds from Private Placement Offerings, net of issuance costs	—	892,500	9,669,596

Net Cash Provided By Financing Activities	34,455,669	892,500	44,125,265

Net Increase In Cash	32,204,392	630,674	36,065,537

Cash at Beginning of Period	3,861,145	1,457,115	—

Cash at End of Period	$36,065,537	$2,087,789	$36,065,537

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ & SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A	Membership
	Membership	Interests	Common Stock			Deficit during	Total
	Interests	Amount	Shares	Amount	Additional paid-capital	Development Stage	Shareholders’ Equity
Balance at January 14, 2010	—	$—	—	$—	$—	$—	$—

Initial Investment	500,000	250,000					250,000

Private Placement Offerings at $50 per unit, net of issuance costs	28,400	1,408,950					1,408,950

Executive Compensation settled with Membership Interests	2,208	110,400					110,400

Share-Based Compensation		13,889					13,889

Net Loss		(915,665)					(915,665)

Balance at December 31, 2010	530,608	867,574				—	867,574

Private Placement Offerings at $50 per unit, net of issuance costs	28,750	1,430,000					1,430,000

Executive Compensation settled with Membership Interests	5,040	252,000					252,000

Share-Based Compensation		126,390					126,390

Issuance of Restricted Membership Interest Awards	1,334

Net Loss		(1,964,494)					(1,964,494)

Balance at December 31, 2011	565,732	711,470					711,470

Private Placement Offerings at $50 per unit, net of issuance costs	40,100	1,982,346					1,982,346

Executive Compensation settled with Membership Interests	3,360	168,000					168,000

Share-Based Compensation		215,277					215,277

Issuance of Restricted Membership Interest Awards	4,001

Share-Based Payments to Vendors	1,440	72,000					72,000

Net Loss		(1,843,986)					(1,843,986)

Balance at December 31, 2012	614,633	1,305,107					1,305,107

Private Placement Offerings at $50 per unit, net of issuance costs	92,350	4,598,300					4,598,300

Executive Compensation settled with Membership Interests	2,310	115,500					115,500

Share-Based Compensation		1,077,777					1,077,777

Issuance of Restricted Membership Interest Awards	22,665

Share-Based Payments to Vendors		123,167					123,167

Issuance of Restricted Membership Interest to Vendors	3,630	—

Net Loss		(4,013,620)					(4,013,620)

Balance at December 31, 2013	735,588	3,206,231					3,206,231

Issuance of Restricted Membership Interest Awards	1,000

Issuance of Restricted Membership Interest to Vendors	7,604	380,200					380,200

Issuance of Membership Interest for Warrant conversion	23,719

Corporate Conversion	(767,911)	(3,586,431)	5,375,377	5,375	12,318,821	(8,737,765)	—

Initial Public Offering, net of issuance costs	—		3,162,500	3,163	34,452,506		34,455,669

Share-Based compensation					95,960		95,960

Net Loss						(2,543,839)	(2,543,839)

Balance at March 31, 2014 (unaudited)	—	$—	8,537,877	$8,538	$46,867,287	$(11,281,604)	$35,594,221

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Business:

Dipexium Pharmaceuticals, Inc., (the “Company”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a biopharmaceutical company addressing the need for new antibiotics to treat infectious diseases.  The Company was formed on January 14, 2010.  The Company is a late-stage pharmaceutical company focused on the development and commercialization of Locilex ™ (pexiganan cream 0.8%).

On March 18, 2014, the Company completed a corporate conversion from a limited liability company to a corporation in conjunction with an initial public offering (“IPO”) of common stock.  As a result of the corporate conversion, holders of the Class A Membership Interests and warrants in Dipexium Pharmaceuticals LLC, became holders of Dipexium Pharmaceutical Inc., common stock.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an initial public offering of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  As of March 31, 2014, the Company had a cash balance of approximately $36.1 million.  Based on the Company’s projected expenditures for 2014, management currently believes that its current cash balances should be sufficient to fund the Company’s operations through the first half of 2016.  Furthermore, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

There can be no assurance that the Company’s research and development will be successfully completed or that any Company product will be approved or commercially viable.  The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

Basis of Presentation:

The Company’s primary activities since inception have been organizational activities, including recruiting personnel, acquiring rights to a pharmaceutical compound, performing business and financial planning, performing research and development activities and raising funds through issuances of Class A Membership Interests and warrants to purchase Class A Membership Interests and the issuance of common stock in an IPO.  The Company has not generated any revenues since inception and, accordingly, the Company is considered to be in its development stage.

Unaudited Condensed Interim Financial Data

The accompanying interim condensed financial statements are unaudited.  These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the registration statement and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2013 and 2014.  The December 31, 2013 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures including notes required by GAAP for complete financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Federal Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred losses for the three month period ended March 31, 2014 and is forecasting additional losses through year end, resulting in an estimated net loss for both financial statement and tax purposes.  Therefore, no current federal or state income tax expense has been recorded in the financial statements.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it would be more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded.  Should the Company’s assessment change, tax benefits associated with the historic net operating loss carryforwards will be limited due to the ownership change.

Prior to the Company’s corporate conversion in March 2014, the Company was organized as a limited liability company.  As such, the Company was not a tax paying entity for Federal income tax purposes and, therefore, no income tax expense has been recorded in the financial statements.  Income or losses of the Company was passed through to members for inclusion in their respective income tax returns.

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution.  The balance is insured up to the maximum allowable by the Federal Deposit Insurance Company (“FDIC”).  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash.  At times, the cash balance may exceed the maximum limit of the FDIC.

Guaranteed Payments to Members

Guaranteed payments to members of the Company prior to the March 2014 corporate conversion, that were designated to represent reasonable compensation for services rendered, were accounted for as Company expenses rather than an allocation of the Company’s net income.

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  At times the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amount of $1,816,690 and $122,701 for the three months ended March 31, 2014 and 2013, respectively, and $5,912,554 for the cumulative period from January 14, 2010 (inception) to March 31, 2014.

Share-Based Compensation

The Company accounts for the cost of services performed by officers and directors received in exchange for an award of Company membership interests, common stock, or stock options, based on the grant-date fair value of the award.  In accordance with the ASC 718 “Stock Compensation”, the Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the service period.

Share-Based Payments to Vendors

The Company accounts for the cost of services performed by vendors in exchange for an award of Company membership interests or common stock based on the grant-date fair value of the award or fair value of the services rendered; whichever is more readily determinable and adjusted to fair value at each reporting date. The Company recognizes the expense in the same period and in the same manner as if the Company had paid cash for the services. Such fair value is measured as of the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete.

Deferred Initial Public Offering Costs

The Company incurred legal and accounting costs relating to its initial public offering.  These specific incremental costs directly attributable to the offering of equity securities were capitalized in other noncurrent assets as of Decemeber 31, 2013.  These costs were subsequently applied against the proceeds of the initial public offering which was consummated in March 2014.

NOTE 3 — ASSET PURCHASE

On April 8, 2010, the Company purchased the intellectual property and other rights (the “Asset”) relating to the compound pexiganan from the Geneara Liquidating Trust, Argyce, LLC (the “Trust”).  On March 21, 2011, the Company exercised its right to purchase the Trust’s rights to milestone payments and royalties, thereby acquiring all worldwide interests to the Asset.  The Company paid a total of $272,500, in the aggregate, for all of the interests in and to the Asset.

In accordance with ASC 805, the Company defined the Asset purchase as “in-process research and development”, as the assets, including the drug compound and the associated patents and other intangible assets, were in early stage development and required significant additional investments in research and development to realize their full value.

The transaction was treated as an asset acquisition as it was determined that the Asset purchased did not meet the definition of a business. The Company determined that the acquired Asset can only be economically used for the specific and intended purpose and has no alternative future use taking into consideration future research and development, regulatory and marketing approval efforts required in order to reach technological feasibility. Accordingly, the entire purchase consideration was immediately expensed as acquired in-process research and development.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at and March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Accrued compensation expense	$102,529	$247,845
Accrued research and development	388,210	367,065
Accrued professional fees	185,994	160,370
Other accounts payable and accrued expenses	11,147	48,554
Total	$687,880	$823,834

NOTE 5 — EXECUTIVE COMPENSATION

The Company’s co-founders and original two executives received compensation pursuant to employment agreements effective July 23, 2010 (the “Original Agreements”).  The Original Agreements stipulated that the executives would receive a base salary of $252,000 per annum, of which one-half was payable with the issuance of Class A Membership Interests of the Company (then organized as a limited liability company prior to the corporate conversion in March 2014) at the most recent offering price ($50 per Class A Membership Interest in each case), until such time as the Company raised aggregate proceeds of at least $2,000,000.  This threshold was reached on March 11, 2011; however, both executives signed temporary waivers until January 2012, at which time the executives revoked one-half of each waiver, and then subsequently reinstated the waiver in full.  The Company issued no Class A Membership Interests to these two executives pursuant to the Original Agreements for either of the three months ended March 31, 2014 and 2013, respectively, and 12,918 Class A Membership Interests for the cumulative period from January 14, 2010 (inception) to March 31, 2014.

The Original Agreements also stipulated that the two executives would receive 5 weeks of vacation per annum.  Any unused weeks at the end of each year are payable to the executives in cash.  Accordingly, compensation expense representing accrued vacation pay has been recorded in the amount of $10,176 and $12,923 for the three months ended March 31, 2014 and 2013, respectively, and $183,021 for the cumulative period from January 14, 2010 (inception) to March 31, 2014, which was paid in March 2014.

The Company currently is managed by four executives including the original two executives, in each case, pursuant to employment agreements effective March 18, 2014.

NOTE 6 — ISSUANCE OF MEMBERSHIP INTERESTS and COMMON STOCK

On July 23, 2010, the Company entered into a securities purchase agreement with 27 investors for the private placement of the Company’s Class A Membership Interests and warrants to purchase its Class A Membership Interests, at a purchase price of $50 per unit.  Each unit is comprised of one Class A Membership Interest and a warrant to purchase one-half of the total Class A Membership Interests purchased.  The Company issued and sold an aggregate of 28,400 units, comprised of 28,400 Class A Membership Interests and warrants to purchase up to 14,200 additional Class A Membership Interests for gross proceeds of $1,420,000.  Each warrant, exercisable for 5 years from July 23, 2010, has an exercise price of $60 per Class A Membership Interest.

On March 20, 2011, the Company entered into a securities purchase agreement with 22 investors, for the private placement of the Company’s Class A Membership Interests and warrants to purchase its Class A Membership Interests, at a purchase price of $50 per unit.  Each unit is comprised of one Class A Membership Interest and a warrant to purchase one-half of the total Class A Membership Interests purchased.  The Company issued and sold an aggregate of 13,400 units, comprised of 13,400 Class A Membership Interests and warrants to purchase up to 6,700 additional Class A Membership Interests for gross proceeds of $670,000.  Each warrant, exercisable for 5 years from March 20, 2011, has an exercise price of $60 per Class A Membership Interest.

On October 14, 2011, the Company entered into a securities purchase agreement with 23 investors, for the private placement of the Company’s Class A Membership Interests and warrants to purchase its Class A Membership Interests, at a purchase price of $50 per unit.  Each unit is comprised of one Class A Membership Interest and a warrant to purchase one-half of the total Class A Membership Interests purchased.  The Company issued and sold an aggregate of 15,350 units, comprised of 15,350 Class A Membership Interests and warrants to purchase up to 7,675 additional Class A Membership Interests for gross proceeds of $767,500.  Each warrant, exercisable for 5 years from October 14, 2011, has an exercise price of $60 per Class A Membership Interest.

On March 30, 2012, the Company entered into a securities purchase agreement with 16 investors, for the private placement of the Company’s Class A Membership Interests and warrants to purchase its Class A Membership Interests, at a purchase price of $50 per unit.  Each unit is comprised of one Class A Membership Interest and a warrant to purchase one-half of the total Class A Membership Interests purchased.  The Company issued and sold an aggregate of 10,150 units, comprised of 10,150 Class A Membership Interests and warrants to purchase up to 5,075 additional Class A Membership Interests for gross proceeds of $507,500.  Each warrant, exercisable for 5 years from March 30, 2012, has an exercise price of $60 per Class A Membership Interest.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

On November 21, 2012, the Company entered into a securities purchase agreement with 21 investors, for the private placement of the Company’s Class A Membership Interests and warrants to purchase its Class A Membership Interests, at a purchase price of $50 per unit.  Each unit is comprised of one Class A Membership Interest and a warrant to purchase one-half of the total Class A Membership Interests purchased.  The Company issued and sold an aggregate of 29,950 units, comprised of 29,950 Class A Membership Interests and warrants to purchase up to 14,975 additional Class A Membership Interests for gross proceeds of $1,497,500.  Each warrant, exercisable for 5 years from November 21, 2012, has an exercise price of $60 per Class A Membership Interest.

On February 13, 2013, the Company entered into a securities purchase agreement with 7 investors, for the private placement of the Company’s Class A Membership Interests and warrants to purchase its Class A Membership Interests, at a purchase price of $50 per unit.  Each unit is comprised of one Class A Membership Interest and a warrant to purchase one-half of the total Class A Membership Interests purchased.  The Company issued and sold an aggregate of 18,000 units, comprised of 18,000 Class A Membership Interests and warrants to purchase up to 9,000 additional Class A Membership Interests for gross proceeds of $900,000.  Each warrant, exercisable for 5 years from February 13, 2013, has an exercise price of $60 per membership interest.

On July 12, 2013, the Company entered into a securities purchase agreement with 28 investors, for the private placement of the Company’s Class A Membership Interests and warrants to purchase its Class A Membership Interests, at a purchase price of $50 per unit.  Each unit is comprised of one Class A Membership Interest and a warrant to purchase one-half of the total Class A Membership Interests purchased.  The Company issued and sold an aggregate of 55,500 units, comprised of 55,500 Class A Membership Interests and warrants to purchase up to 27,750 additional Class A Membership Interests for gross proceeds of $2,775,000.  Each warrant, exercisable for 5 years from July 12, 2013, has an exercise price of $60 per Class A Membership Interest.

On November 15, 2013, the Company entered into a securities purchase agreement with 25 investors, for the private placement of the Company’s Class A Membership Interests and warrants to purchase its Class A Membership Interests, at a purchase price of $50 per unit.  Each unit is comprised of one Class A Membership Interest and a warrant to purchase one-half of the total Class A Membership Interests purchased.  The Company issued and sold an aggregate of 18,850 units, comprised of 18,850 Class A Membership Interests and warrants to purchase up to 9,425 additional Class A Membership Interests for gross proceeds of $942,500.  Each warrant, exercisable for 5 years from November 15, 2013, has an exercise price of $60 per Class A Membership Interest.

In February 2014, the Company issued an aggregate of 23,719 Class A Membership Interests to investors in its prior financings in exchange for 89,900 outstanding warrants with an exercise price $60 per Class A Membership Interest or $8.57 on a 7 to 1 converted basis.  The exchange was effectively a cashless exercise in which the 23,719 Class A Membership Interests issued were calculated using an implied intrinsic value of the warrants at $2.93 per share, on a 7 to 1 as converted basis and an estimated issuance price of $11.50 per share.  As the warrants and membership interests are both classified as equity instruments, the warrant exercise resulted in an immaterial reclassification within members’ equity.

On March 18, 2014, the Company completed an IPO issuing 3,162,500 shares of common stock at a price of $12 per share, resulting in net proceeds of $34,455,669 after deducting underwriting discounts of $2,656,500 and offering costs $837,831.  The outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock.

NOTE 7 — SHARE-BASED COMPENSATION and STOCK OPTIONS

The Company granted restricted Class A Membership Interests awards to board members in exchange for services.  These membership interests awards were originally scheduled to vest over a period of 3 or 4 years, with the first year beginning on the date the member joined the board.  Accelerated vesting will occur upon a change of control or other business combination.  The fair value of the membership interests granted was equal to the per-membership interest value of the most recent private placement ($50 per membership interest).  In December 2013, the Company received resignation letters from six members of the board of directors and the continuing members of the board of directors authorized accelerated vesting of their Class A Membership Interests.  The Company issued 20,333 Class A Membership Interests in connection with both the accelerated and annual vesting of the awards and recorded compensation expense in the amount of $693,750 associated with this accelerated vesting.  Total compensation expense in the amount of $37,500 and $64,582 has been recorded as director fees for the three months ended March 31, 2014 and 2013, respectively, and $1,470,834 for the cumulative period period from January 14, 2010 (inception) to March 31, 2014.

During 2012, Class A Membership Interests vested in full for one board member by board resolution when this board member resigned their position on the board.  The following table summarizes the non-vested Class A Membership Interests at March 31, 2014 giving effect to the corporate conversion and the associated activity for the years ended December 31, 2013 and 2012.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

Class A
Membership Interests
converted to Common Stock 7:1 ratio
Nonvested at January 1, 2013	111,986
Granted	112,000
Vested	(146,986)
Nonvested at December 31, 2013	77,000
Granted	—
Vested	(14,000)
Nonvested at March 31, 2014	63,000

In December 2013, 1,000 Membership Interests were issued to a member of board of directors which did not vest until February 2014.

As of March 31, 2014, there was $429,167 of total unrecognized compensation cost related to these awards. That cost is expected to be recognized over a weighted average period of 3.0 years.

In November 2013, the board of directors adopted the 2013 Equity Incentive Plan.  The plan became effective as of the completion of the corporate conversion and the closing of the IPO.  The Equity Incentive Plan reserves an aggregate number of common shares equal to 20% of the issued and outstanding common stock.  The purpose of the plan is to attract and retain directors, officers, and employees whose services are considered valuable to the Company.

In March 2014, effective at the closing of the Company’s IPO, the Company granted stock options to purchase 853,787 common shares (10% of the common stock outstanding) to four of its executives.  The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $13.93 and vest over thirty-six (36) equal monthly installments. Compensation expense associated with these awards is recognized over the vesting period based on the fair value of the option at the grant date determined based on the Black-Scholes model. Option valuation models require the input of highly subjective assumptions including the expected price volatility.  The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for comparison and expectations as to assumptions required for fair value computation using the Black-Scholes methodology.

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended
March 31, 2014
Expected term	4.2 years
Volatility	59.6%
Dividend yield	0%
Risk free interest rate	1.22%
Weighted average grant date fair value	$5.88

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

Three Months Ended
March 31, 2014
Outstanding at the beginning of the period	—
Granted	853,787
Vested	—
Forfeited	—
Outstanding and expected to vest at the end of the period	853,787

Compensation expense relating to options for the three months ended March 31, 2014 and 2013 was $58,460 and $0, respectively.  The total compensation expense not yet recognized as of March 31, 2014 was $4,960,097.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as March 31, 2014 was approximately 2.9 years.  The intrinsic value of the stock options as of March 31, 2014 was $0, with a remaining weighted average contractual life of 6.5 years and an exercise price of $13.93.

NOTE 8 — SHARE-BASED PAYMENTS TO VENDORS

During 2012, the Company granted 1,440 Class A Membership Interests to two vendors in exchange for consulting services.  The fair value of the Class A Membership Interests granted is equal to the value of the most recent private placement ($50 per share).  Consulting expense in the amount of $72,000 has been recorded for the year ended December 31, 2012.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

In January 2013, the Company granted an additional 218 Class A Membership Interests to one vendor in exchange for consulting services.  The fair value of the Class A Membership Interests granted is equal to the value of the most-recent private placement ($50 per Class A Membership Interest).  Consulting expense in the amount of $10,900 was recorded for the year ended December 31, 2013.

In August 2013, the Company engaged a consultant for investor related services for a 12 month term.  The Company agreed to pay for the services rendered in cash and a grant of 2,000 Class A Membership Interests which will vest one year after the effective date of the agreement.  The Company will expense the fair value of the Class A Membership Interests ($50 per Class A Membership Interest based on the most recent private placement and to be remeasured based on the market value at each reporting date) over the term of the agreement and when the cash is paid.  Consulting expense in the amount of $101,666 was recorded for the year ended December 31, 2013.

In October 2013, the Company engaged a consultant for product development work for a 3 month term completed in December 2013.  The Company agreed to pay for the services rendered in cash and a grant of 1,412 Class A Membership Interests.  The Company expensed the fair value of the Class A Membership Interests ($50 per Class A Membership Interest based on the most recent private placement). Consulting expense in the amount of $353,000, which includes cash payments and the membership interest grant, was recorded for the year ended December 31, 2013.

In January 2014, the Company entered into a Product Development Agreement with RRD International, LLC, pursuant to which RRD International, LLC provides certain strategic product development services to the Company during the term of the agreement which is calendar year 2014.  These product development services include the development, planning and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors.  As consideration for services rendered, the Company has agreed to pay RRD International, LLC partially in cash and by issuing 7,604 of the Company’s Class A Membership Interests.  The Company expensed the fair value of the Class A Membership Interests, $50 per Class A Membership Interest, based on the most recent private placement.

NOTE 9 — LEASE OF OFFICE SPACE

On December 27, 2011, the Company entered into a one year lease agreement with monthly payments of $1,835.  The lease expired on January 1, 2013, and the Company did not renew the lease.

In April 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,346.  The term of the sublease is 24 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the term of the sublease is $303,012.

NOTE 10 — LEGAL MATTERS

The Company, as well as its two original executives, were three of some thirty defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Trust, the party which sold the Company the worldwide rights to pexiganan, the active ingredient of the Product Locilex ™ on April 8, 2010.  The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders.  Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce LCC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction.  The defendants listed in the complaint included several individuals and companies formerly associated with Genera Corporation, the Trust and/or Argyce LLC, as well as against the Company and its two executives, as individuals.  Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of the Genaera Corporation and their related institutional and personal investors.

The complaint alleged, among other things, the Company and its two executives aided and abetted a breach of fiduciary duty alleged to have been committed by Argyce, LLC, the trustee of the Trust, and the Trust as well as former individuals associated with Genaera Corporation before it went into liquidation via a majority vote of its stockholders.  Plaintiff claimed that the defendants, aided and abetted a breach of the duties of the trustee under common law and under a certain trust agreement allegedly signed between Argyce, LLC, as the trustee, and the Trust.  With regard to the claims made against the Company and two executives, the plaintiff alleged, in pertinent part, that the Company’s acquisition of the pexiganan rights was for alleged inadequate consideration, and that the Company and its management aided and abetted a breach of fiduciary duty by the Genaera Corporation defendants who were formerly associated with Genaera Corporation and/or the Trust.

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period.  All of the other defendants in this litigation also filed motions to dismiss, and a court order granting each and every motion to dismiss, with prejudice, without leave to refile, was granted by the court on August 12, 2013.  Plaintiff’s lawyers then filed a Motion for Reconsideration which was also denied by the court on September 25, 2013.  Plaintiff has filed an appeal in the United States Third Circuit Court of Appeals seeking reversal of the court’s orders dismissing the complaint and denying the motion to reconsider.  Appellate court briefing is underway and expected to be concluded in mid-2014.  The Company and its two executives continue to believe these claims have no merit and will vigorously defend their position in the appellate court.  The Company believes that this legal matter will not have a material adverse effect on the Company’s financial position.

DIPEXIUM PHARMACEUTICALS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 11 — RELATED PARTY TRANSACTIONS

The individual employed as the Company’s Vice President, Finance and Corporate Development as of the closing of the initial public offering, is the owner of Aumoe Partners, LLC (“Aumoe”), which was engaged in January 2012 to perform certain financial advisory services.

The Company incurred $22,500 and $20,000 in fees for services rendered by Aumoe for the three months ended March 31, 2014 and 2013, respectively, and $143,375 for the cumulative period from January 14, 2010 (inception) to March 31, 2014, all of which were recorded in general and administrative expenses.

NOTE 12 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2014 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 853,787 of stock options, 63,000 unvested common shares, and 34,300 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.  On March 18, 2014, the Company completed a corporate conversion from a limited liability company to a corporation, (the “Conversion”).  Accordingly, the outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of its 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock.  The effects of this Conversion on the Company’s loss per share have been reflected for all periods presented retroactively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.  Unless the context indicates otherwise, as used in this report, the terms “Dipexium,” “we,” “us,” “our,” “our company” and “our business” refer, prior to the corporate conversion discussed herein, to Dipexium Pharmaceuticals, LLC, and after the corporate conversion to Dipexium Pharmaceuticals, Inc.

Description of Business

Dipexium Pharmaceuticals, LLC (“Dipexium LLC”) was incorporated under the laws of the State of Delaware in January 2010. In March 2014, we effected a corporate conversion pursuant to which we succeeded to the business of Dipexium LLC and the holders of membership interests of Dipexium LLC became our stockholders.

We are a late stage pharmaceutical company focused on the development and commercialization of Locilex™ (pexiganan cream 0.8%), a novel, first-in-class, broad spectrum, topical antibiotic. Locilex™ is a chemically synthesized, 22-amino acid peptide isolated from the skin of the African Clawed Frog. Its novel mechanism of action kills microbial targets through disruption of bacterial cell membrane permeability. Locilex™ is initially being targeted for the treatment of mild infections of diabetic foot ulcers (or Mild DFI). In 2011, the market for diabetic foot infection therapeutics worldwide was $1.46 billion. We recently received a U.S. patent on the formulation of Locilex™ that expires in June 2032. Our primary objective is to establish Locilex™ as the standard of care for the treatment of patients with Mild DFI. Thereafter, our growth strategy includes potentially expanding the indications for Locilex™ to include moderate infections of diabetic foot ulcers (or Moderate DFI) and certain other mild or moderate skin and skin structure infections in superficial wounds.

We believe that we have a clear clinical and regulatory pathway with the potential for near term United States Food and Drug Administration (or FDA) approval of Locilex™. We believe that Locilex™ may be approved by the FDA within 24 months of commencing the Phase 3 enrollment. We have reached agreement with the FDA through a special protocol assessment (or SPA) for our Phase 3 program. We intend to conduct and complete two pivotal Phase 3, double blind, placebo-controlled, superiority studies. We expect to begin enrollment in these studies in the second quarter of 2014, with top line data from the Phase 3 studies anticipated in the first quarter of 2015. Concurrently, we are conducting two separate Phase 1 skin irritation and skin sensitization studies, which we started in the first quarter of 2014 and expect to complete this year.   If the data from our Phase 3 studies are sufficient to meet the primary endpoints, we expect to submit our new drug application (or NDA) for Locilex™ in the second half of 2015. We expect to receive a response from the FDA within six months of our NDA submission.

Plan of Operation

Our primary objective is to establish Locilex™ as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

• Complete the Phase 3 program for Locilex™.  As a result of our SPA for Locilex™, we believe the clinical pathway for Locilex™ is clear. Working with our key third party vendors, we expect to commence our Phase 3 program in the second quarter of 2014 and expect to report top line data in the first quarter of 2015.

• Obtain FDA approval of Locilex™ for Mild DFI.  If our Phase 3 trials meet their primary endpoints, we plan to submit our NDA for Locilex™. We believe that Locilex™ may be approved by the FDA within 24 months of commencing the Phase 3 program.

• Commercially launch Locilex™ in the U.S.  We plan to utilize a small specialty sales force to launch Locilex™, if it is approved, in the U.S., initially targeting podiatrists and potentially expanding to other specialty healthcare providers.

• Expand Locilex™’s FDA-approved uses.  If we are able to obtain FDA approval in Mild DFI, we will consider obtaining additional FDA approvals that will enable us to expand the Locilex™ label to include patients with Moderate DFI and certain other mild or moderate skin and skin structure infections in superficial wounds.

• Commence clinical and regulatory activities in Europe.  We plan to finalize our European Union (or E.U.) clinical and regulatory strategy and work toward filing a clinical trial authorization application (or CTA) in one or more E.U. member states promptly following the completion of our Phase 3 program in the U.S.

We will rely on our strong management team, board of directors and scientific advisory board to execute our strategy. The individuals on our management team, board of directors and scientific advisory board will contribute their significant development and regulatory experience to the development and commercialization of Locilex™.

Drug Development Strategy

We plan to concurrently conduct two Phase 3 clinical trials of Locilex™ for the treatment of Mild DFI. We have an SPA with the FDA relating to the trial design for our Phase 3 studies. The SPA calls for us to conduct two placebo-controlled Phase 3 studies, but does not require us to demonstrate equivalence to oral antibiotics. We expect to begin enrollment in these studies in the second quarter of 2014, with top line data anticipated in the first quarter of 2015. Both trials will be large-scale, randomized, active-controlled double blind, multi-center trials designed to establish the superiority of Locilex™ over placebo-cream in the treatment of Mild DFI. We plan to conduct our trials across up to 40 clinical sites in the U.S. Each trial will be comprised of 180 patients randomized 1:1 (statistical power 90%; P=0.05) to receive standard wound care (off-loading, debridement) plus twice-daily Locilex™ cream or placebo-cream for 14 days. The primary endpoint of the trial will be clinical success, defined as resolution of infection per the clinical judgment of each treating physician using the 2012 DFI treatment guidelines. Microbiological success, defined as complete microbiological response, will be assessed as a secondary endpoint. The primary and secondary endpoints will be assessed for each patient on the 28th day following entry into the study.  Furthermore, the FDA has agreed that data from the Locilex™ arm of the two prior studies conducted by Locilex™’s prior sponsor can be used to supplement our safety database.

Concurrently, we also intend to initiate Phase 1 skin irritation and skin sensitization studies, which studies commenced in the first quarter of 2014. The first Phase 1 study, for skin irritation, will evaluate 30 healthy volunteers, and the second Phase 1 study, for skin sensitization, will evaluate 200 healthy volunteers.

We have selected Research Pharmaceutical Services, Inc. as the contract research organization to conduct our Phase 3 studies for Locilex™. This work will be performed under the auspices of RRD International, LLC, which will manage all aspects of our scientific, clinical and regulatory development.

We are a development stage company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. As of March 31, 2014, we had an accumulated deficit of $11.3 million. We incurred net losses of $2.6 million for the three months ended March 31, 2014.

Opportunities, Challenges and Risks

Our business and ability to execute our business strategy are subject to a number of risks and challenges:

• We are heavily dependent on attaining regulatory approval for and, if approved, successfully commercializing Locilex™. Locilex™ is our only product candidate. As such, all of our resources and efforts have been and are expected for the foreseeable future to be dedicated to the development and commercialization of Locilex™. As such, we are subject to the risk of dependency on this sole product, and if our efforts fail to gain FDA or other regulatory approvals for Locilex™ (for example, for use in treating mild or moderate skin and skin structure infections in superficial wounds), our viability would be materially impacted unless we were able to develop or acquire other product candidates.

• The regulatory approval process for Locilex™ may be lengthy and is inherently unpredictable. Although we anticipate certain time frames for our regulatory pathway for Locilex™, the approval process of the FDA and comparable foreign regulatory authorities may be lengthy and time consuming. The process also is inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Locilex™, our business will be substantially harmed.

• Manufacturing issues may prevent Locilex™ from receiving regulatory approval.  Although we believe that we have successfully worked with our third-party vendors to resolve the manufacturing issues encountered by Locilex™’s prior sponsor and previously identified by the FDA, to the extent that such issues are not resolved, regulatory approval for Locilex™ may be delayed or withheld, and we may not be able to meet the developmental milestones necessary to continue our business.

• Even if Locilex™ is approved, the market may not accept it as a viable treatment option. Even if Locilex™ is approved, there is a risk that it may not be accepted in the marketplace for a variety of reasons. If we are unable to generate revenue from sales of Locilex™, our business will be substantially harmed.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2014,

compared with the three months ended March 31, 2013:

	Three Months Ended
	March 31,		Percentage
	2014	2013	Increase
	(in thousands)
Research and Development Expenses	$1,817	$123	1,377%
General and Administrative Expenses	$727	$284	156%
Total Expenses	$2,544	$407	525%
Net Loss	$2,544	$407	525%

Research and Development Expenses

Research and development expenses were $1.8 million for the three months ended March 31, 2014, and $0.1 million for the three months ended March 31, 2013, an increase of $1.7 million. Research and development expenses increased primarily as a result of a $1.4 million increase in research and development consulting related expenses for the planning and execution of the clinical trials and a $0.3 million increase in research and development manufacturing costs related to making the product for the clinical trials.

General and Administrative Expenses

General and administrative expenses were $0.7 million for the three months ended March 31, 2014, and $0.3 million for the three months ended March 31, 2013, an increase of $0.4 million. The increase in general and administrative expenses is primarily attributable to an increase of $0.3 million for compensation related expenses and an increase in $0.1 million in professional fees.

Net Loss

Net loss was $2.5 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013, an increase of $2.1 million, primarily due to a $1.7 million increase in research and development expenses and a $0.4 million increase in general and administrative expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $11.3 million since inception. We have funded our operations primarily from equity issuances and a Federal government grant under the Qualified Therapeutic Discovery Act. We received net cash proceeds of approximately $9.7 million from equity financings closed between July 2010 and November 2013, and received approximately $0.3 million in additional funding from the U.S. Federal government under the Qualified Therapeutic Discovery Act program. All of our equity financings were consummated at $50 per Class A membership interest ($7.14 on a post-conversion basis) with 50% warrant coverage at 120% of the issue price $60 per interest ($8.57 on a post-conversion basis). On March 18, 2014 we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38 million, and net proceeds to us were approximately $34.5 million.

After the completion of the initial public offering, we believe that we have sufficient cash to fund our operations through the first half of 2016.

As of March 31, 2014, we had working capital of $35.6 million, consisting primarily of $36.1 million of cash, offset by $0.7 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the three months ended March 31,
	2014	2013

Net cash used in operating activities	$(2,251)	$(262)
Net cash provided by financing activities	34,455	893
Net increase in cash	$32,204	$631

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2014. The net loss for this period was greater than the net cash used in operating activities by $0.3 million, which was primarily attributable to $0.5 million of share based compensation offset by an increase in prepaid expenses of $0.2 million.

Net cash used in operating activities was $0.3 million for the three months ended March 31, 2013. The net loss for this period was greater than the net cash used in operating activities by $0.1 million, which was primarily attributable to $0.1 million of share based compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $34.5 million, which was attributable to the net proceeds from the Company’s initial public offering.

Net cash provided by financing activities for the three months ended March 31, 2013 was $0.9, which was attributable to the net proceeds of private placements of the Company’s Class A Membership interests.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of March 31, 2014 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements will have a significant impact on us at the time they become effective.

Critical Accounting Policies and Estimates

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act of 1933 (or Securities Act), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

Share Based Compensation

We account for the cost of services performed by directors received in exchange for an award of Class A membership interests, common stock, or stock options, based upon the grant date fair value of the award. In accordance with the Accounting Standards Codification, we recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period.

We account for the cost of services performed by vendors in exchange for an award of membership interests or common stock based upon the grant date fair value of the award or fair value of the services rendered, whichever is more readily determinable. In accordance with the Accounting Standards Codification, we recognize the expense in the same period and in the same manner as if we had paid cash for the services. Such fair value is measured as of the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

We do not have a seasonal business cycle. Our operating results are generally derived evenly throughout the calendar year.

Subsequent Event

In April 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,346.  The term of the sublease is 24 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the term of the sublease is $303,012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.  During the period covered by this report, the Company has adopted its initial internal control procedures and guidelines and has appointed Robert G. Shawah as the Company’s Chief Accounting Officer.  In addition, the Company has appointed David Garrett as the Company’s Vice President, Finance & Corporate Development.  We believe the foregoing modifications have and will continue to materially and positively affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company, as well as its two original executives, were three of some thirty defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Trust, the party which sold the Company the worldwide rights to pexiganan, the active ingredient of the Product Locilex ™ on April 8, 2010.  The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders.  Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce LCC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction.   The defendants listed in the complaint included several individuals and companies formerly associated with Genera Corporation, the Trust and/or Argyce LLC, as well as against the Company and its two executives, as individuals.  Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of the Genaera Corporation and their related institutional and personal investors.

The complaint alleged, among other things, the Company and its two executives aided and abetted a breach of fiduciary duty alleged to have been committed by Argyce, LLC, the trustee of the Trust, and the Trust as well as former individuals associated with Genaera Corporation before it went into liquidation via a majority vote of its stockholders.  Plaintiff claimed that the defendants, aided and abetted a breach of the duties of the trustee under common law and under a certain trust agreement allegedly signed between Argyce, LLC, as the trustee, and the Trust.  With regard to the claims made against the Company and two executives, the plaintiff alleged, in pertinent part, that the Company’s acquisition of the pexiganan rights was for alleged inadequate consideration, and that the Company and its management aided and abetted a breach of fiduciary duty by the Genaera Corporation defendants who were formerly associated with Genaera Corporation and/or the Trust.

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period.  All of the other defendants in this litigation also filed motions to dismiss, and a court order granting each and every motion to dismiss, with prejudice, without leave to refile, was granted by the court on August 12, 2013.  Plaintiff’s lawyers then filed a Motion for Reconsideration which was also denied by the court on September 25, 2013.  Plaintiff has filed an appeal in the United States Third Circuit Court of Appeals seeking reversal of the court’s orders dismissing the complaint and denying the motion to reconsider.  Appellate court briefing is underway and expected to be concluded in mid-2014.  The Company and its two executives continue to believe these claims have no merit and will vigorously defend their position in the appellate court.   The Company believes that this legal matter will not have a material adverse effect on the Company’s financial position.

ITEM 1A.  RISK FACTORS

Not Applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
32.1	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	X XBRL Instance Document	Attached

101.SCH	X XBRL Taxonomy Extension Schema Document	Attached

101.CAL	X XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	X XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	X XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	X XBRL Taxonomy Presentation Linkbase Document	Attached

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIPEXIUM PHARMACEUTICALS, INC.
Date: May 12, 2014

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer, and Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)