Form 10-Q
period 2014-06-30
Dipexium Pharmaceuticals, Inc.
filed 2014-08-12
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  001-36351

DIPEXIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4995704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

61 Broadway, 19th Floor New York, NY	10006
(Address of Principal Executive Offices)	(Zip Code)

(212) 269-2834

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2014; 8,537,877

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended June 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and 2013 and for the three and six month periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2013.  The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash	$32,643,391	$3,861,145
Prepaid Expenses	165,214	46,094
TOTAL CURRENT ASSETS	32,808,605	3,907,239

OTHER ASSETS
Security Deposit	49,385	—
Deferred Initial Public Offering costs	—	122,826
TOTAL OTHER ASSETS	49,385	122,826

TOTAL ASSETS	$32,857,990	$4,030,065

LIABILITIES AND MEMBERS’ AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$667,355	$823,834
TOTAL LIABILITIES	667,355	823,834

COMMITMENTS AND CONTINGENCIES

MEMBERS’ AND SHAREHOLDERS’ EQUITY
Members’ Equity	—	3,206,231
Common Stock: $.001 par value, 30,000,000 shares authorized, 8,537,877 shares issued and outstanding at June 30, 2014	8,538	—
Additional paid-in capital	47,383,814	—
Accumulated deficit	(15,201,717)	—
TOTAL MEMBERS’ AND SHAREHOLDER’S EQUITY	32,190,635	3,206,231

TOTAL LIABILITIES AND MEMBERS’ AND SHAREHOLDERS’ EQUITY	$32,857,990	$4,030,065

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES	$—	$—	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	2,592,917	33,775	4,409,607	156,476
General and Administrative Expenses	1,327,196	329,411	2,054,345	613,298

TOTAL OPERATING EXPENSES	3,920,113	363,186	6,463,952	769,774

LOSS FROM OPERATIONS	(3,920,113)	(363,186)	(6,463,952)	(769,774)

NET LOSS	$(3,920,113)	$(363,186)	$(6,463,952)	$(769,774)

LOSS PER SHARE
Basic and diluted net loss per common share/units	$(0.46)	$(0.08)	$(0.90)	$(0.17)

Weighted average common shares/units outstanding basic and diluted	8,537,877	4,429,957	7,151,252	4,400,573

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net Loss	$(6,463,952)	$(769,774)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	554,085	223,417
Share-Based Payments to Vendors	438,602	10,900

(Increase) / Decrease In:
Prepaid Expenses	(119,120)	4,332
Security Deposit	(49,385)	3,670
Accounts Payable and Accrued Expenses	(33,653)	33,540

Net Cash Used In Operating Activities	(5,673,423)	(493,915)

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	34,455,669	—
Proceeds from Private Placement Offerings, net of issuance costs	—	2,242,500

Net Cash Provided By Financing Activities	34,455,669	2,242,500

Net Increase In Cash	28,782,246	1,748,585

Cash at Beginning of Period	3,861,145	1,457,115

Cash at End of Period	$32,643,391	$3,205,700

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A	Membership
	Membership	Interests	Common Stock			Accumulated	Total
	Interests	Amount	Shares	Amount	Additional Paid-In Capital	Deficit	Shareholders’ Equity
Balance at December 31, 2013	735,588	$3,206,231	—	$—	$—	$—	$3,206,231

Issuance of Restricted Membership Interest Awards	1,000

Issuance of Restricted Membership Interest to Vendors	7,604	380,200			58,402		438,602

Issuance of Membership Interest for Warrant conversion	23,719

Corporate Conversion	(767,911)	(3,586,431)	5,375,377	5,375	12,318,821	(8,737,765)	—

Initial Public Offering, net of issuance costs			3,162,500	3,163	34,452,506		34,455,669

Share-Based compensation					554,085		554,085

Net Loss						(6,463,952)	(6,463,952)

Balance at June 30, 2014 (unaudited)	—	$—	8,537,877	$8,538	$47,383,814	$(15,201,717)	$32,190,635

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Business:

Dipexium Pharmaceuticals, Inc., (the “Company”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a biopharmaceutical company addressing the need for new antibiotics to treat infectious diseases.  The Company was formed on January 14, 2010.  The Company is a late-stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%).

On March 18, 2014, the Company completed a corporate conversion from a limited liability company to a corporation in conjunction with an initial public offering (“IPO”) of common stock.  As a result of the corporate conversion, holders of the Class A Membership Interests and warrants in Dipexium Pharmaceuticals, LLC, became holders of Dipexium Pharmaceuticals, Inc. common stock.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an initial public offering of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  As of June 30, 2014, the Company had a cash balance of approximately $32.6 million.  Based on the Company’s projected expenditures for 2014, management currently believes that its current cash balances should be sufficient to fund the Company’s operations into the second half of 2016.  Furthermore, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

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

Unaudited Condensed Interim Financial Data

The accompanying interim condensed financial statements are unaudited.  These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the registration statement and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014  The December 31, 2013 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures including notes required by GAAP for complete financial statements.

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

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the three and six month periods ended June 30, 2014 and is forecasting additional losses through year end, resulting in an estimated net loss for both financial statement and tax purposes.  Therefore, no federal or state income tax expense has been recorded in the financial statements.

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it would be more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded.  Should the Company’s assessment change, tax benefits associated with the historic net operating loss carryforwards will be limited due to the ownership change from a limited liability company to a corporation.

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

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  At times the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amount of $2,592,917 and $33,775 for the three months ended June 30, 2014 and 2013, respectively, and $4,409,607 and $156,476 for the six months ended June 30, 2014 and 2013, respectively.

Share-Based Compensation

The Company accounts for the cost of services performed by officers and directors received in exchange for an award of Company membership interests, common stock, or stock options, based on the grant-date fair value of the award.  In accordance with ASC 718 “Stock Compensation”, the Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the service period.

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

Deferred Initial Public Offering Costs

The Company incurred legal and accounting costs relating to its initial public offering.  These specific incremental costs directly attributable to the offering of equity securities were capitalized in other noncurrent assets as of December 31, 2013.  These costs were subsequently applied against the proceeds of the initial public offering which was consummated in March 2014.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Accrued compensation expense	$233,487	$247,845
Accrued research and development	352,354	367,065
Accrued professional fees	43,293	160,370
Other accounts payable and accrued expenses	38,221	48,554
Total	$667,355	$823,834

NOTE 4 — EXECUTIVE COMPENSATION

The Company’s co-founders and original two executives received compensation pursuant to employment agreements effective July 23, 2010 (the “Original Agreements”).  The Original Agreements stipulated that the executives would receive a base salary of $252,000 per annum, of which one-half was payable with the issuance of Class A Membership Interests of the Company (then organized as a limited liability company prior to the corporate conversion in March 2014) at the most recent offering price ($50 per Class A Membership Interest in each case), until such time as the Company raised aggregate proceeds of at least $2,000,000.  This threshold was reached on March 11, 2011; however, both executives signed temporary waivers until January 2012, at which time the executives revoked one-half of each waiver, and then subsequently reinstated the waiver in full.  The Company issued no Class A Membership Interests to these two executives pursuant to the Original Agreements for both of the three month and six month periods ended June 30, 2014 and 2013.

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

The Company currently is managed by four executives including the original two executives, in each case, pursuant to employment agreements effective March 18, 2014.  Compensation expense representing accrued vacation pay for all executives has been recorded in the amount of $30,019 for the three months ended June 30, 2014.

NOTE 5 — ISSUANCE OF MEMBERSHIP INTERESTS and COMMON STOCK

In February 2014, the Company issued an aggregate of 23,719 Class A Membership Interests to investors in its prior financings in exchange for 89,900 outstanding warrants with an exercise price $60 per Class A Membership Interest or $8.57 on a 7 to 1 converted basis.  The exchange was effectively a cashless exercise in which 23,719 Class A Membership Interests issued were calculated using an implied intrinsic value of the warrants at $2.93 per share, on a 7 to 1 as converted basis and an estimated issuance price of $11.50 per share.  As the warrants and membership interests are both classified as equity instruments, the warrant exercise resulted in an immaterial reclassification within members’ equity.

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

NOTE 6 — SHARE-BASED COMPENSATION and STOCK OPTIONS

The Company granted restricted Class A Membership Interests awards to board members in exchange for services.  These membership interests awards were originally scheduled to vest over a period of 3 or 4 years, with the first year beginning on the date the member joined the board.  Accelerated vesting will occur upon a change of control or other business combination.  The fair value of the membership interests granted was equal to the per-membership interest value of the most recent private placement ($50

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

per membership interest).  In December 2013, the Company received resignation letters from six members of the board of directors and the continuing members of the board of directors authorized accelerated vesting of their Class A Membership Interests.  The Company issued 20,333 Class A Membership Interests in connection with both the accelerated and annual vesting of the awards and recorded compensation expense in the amount of $693,750 associated with this accelerated vesting.  Total compensation expense in the amount of $37,500 and $95,833 has been recorded as director fees for the three months ended June 30, 2014 and 2013, respectively, and $75,000 and $160,416 for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes the non-vested Class A Membership Interests at June 30, 2014 giving effect to the corporate conversion and the associated activity for the years ended December 31, 2013 and 2012:

Class A
Membership Interests
Converted to Common Stock 7:1 ratio
Nonvested at January 1, 2013	111,986
Granted	112,000
Vested	(146,986)
Nonvested at December 31, 2013	77,000
Granted	—
Vested	(14,000)
Nonvested at June 30, 2014	63,000

In December 2013, 1,000 Membership Interests were issued to a member of board of directors which did not vest until February 2014.

As of June 30, 2014, there was $391,667 of total unrecognized compensation cost related to these awards. That cost is expected to be recognized over a weighted average period of 2.75 years.

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

In March 2014, effective at the closing of the Company’s IPO, the Company granted stock options to purchase 853,787 common shares (10% of the common stock outstanding) to four of its executives.  The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $13.93 and vest over thirty-six (36) equal monthly installments.  In April 2014, an employee received 7,500 stock options at an exercise price of $10.46 vesting over a three (3) year period.  Compensation expense associated with these awards is recognized over the vesting period based on the fair value of the option at the grant date determined based on the Black-Scholes model. Option valuation models require the input of highly subjective assumptions including the expected price volatility.  The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for comparison and expectations as to assumptions required for fair value computation using the Black-Scholes methodology.

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions:

Six Months Ended
June 30, 2014
Expected term	4.3 years
Volatility	59.6%
Dividend yield	0%
Risk free interest rate	1.23%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock option activity is as follows:

	Six Months Ended	Weighted Average
	June 30, 2014	Exercise Price
Outstanding at the beginning of the period	—
Granted	861,287	$13.90
Forfeited	—
Outstanding at the end of the period	861,287	$13.90

Compensation expense relating to options for the three months ended June 30, 2014 and 2013 was $420,625 and $0, respectively and $479,085 and $0 for the six months ended June 30, 2014 and 2013, respectively.  The total compensation expense not yet recognized as of June 30, 2014 was $4,581,277.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of June 30, 2014 was approximately 2.7 years. The weighted average grant date fair value is $5.88. The intrinsic value of the stock options as of June 30, 2014 was $0, with a remaining weighted average contractual life of 6.25 years.

NOTE 7 — SHARE-BASED PAYMENTS TO VENDORS

In January 2013, the Company granted an additional 218 Class A Membership Interests to one vendor in exchange for consulting services.  The fair value of the Class A Membership Interests granted is equal to the value of the most-recent private placement ($50 per Class A Membership Interest).  Consulting expense in the amount of $10,900 was recorded for the year ended December 31, 2013.

In August 2013, the Company engaged a consultant for investor related services for a 12 month term.  The Company agreed to pay for the services rendered in cash and a grant of 2,000 Class A Membership Interests which will vest one year after the effective date of the agreement.  The Company will expense the fair value of the Class A Membership Interests ($50 per Class A Membership Interest based on the most recent private placement and to be remeasured based on the market value at each reporting date) over the term of the agreement and when the cash is paid.  Consulting expense in the amount of $80,902 and $103,402 was recorded for the three and six month periods ended June 30, 2014, respectively.

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

In January 2014, the Company entered into a Product Development Agreement with RRD International, LLC, pursuant to which RRD International, LLC provides certain strategic product development services to the Company during the term of the agreement which is calendar year 2014.  These product development services include the development, planning and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors.  As consideration for services rendered, the Company has agreed to pay RRD International, LLC partially in cash and by issuing 7,604 of the Company’s Class A Membership Interests.  The Company expensed $380,200, the fair value of the Class A Membership Interests, $50 per Class A Membership Interest, based on the most recent private placement.

NOTE 8 — LEASE OF OFFICE SPACE

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,346.  The term of the sublease is 23 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease is $265,974.

NOTE 9 — LEGAL MATTERS

The Company, as well as its two original executives, were three of some thirty defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust (“the Trust”), the party which sold the Company the worldwide rights to pexiganan, the active ingredient of the Product Locilex® on April 8, 2010.  The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders.  Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce LCC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

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

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period.  All of the other defendants in this litigation also filed motions to dismiss, and a court order granting each and every motion to dismiss, with prejudice, without leave to refile, was granted by the court on August 12, 2013.  Plaintiff’s lawyers then filed a Motion for Reconsideration which was also denied by the court on September 25, 2013.  Plaintiff has filed an appeal in the United States Third Circuit Court of Appeals seeking reversal of the court’s orders dismissing the complaint and denying the motion to reconsider.  Appellate court briefs have been filed by the defendants in the case, and the plaintiff filed his reply brief recently.  We expect the Appellate Court to decide if it will hear oral argument in the third quarter of 2014.  We anticipate that the oral argument, if one occurs, will be in August and a written decision will be rendered closer to the end of 2014. The Company and its two executives continue to believe these claims have no merit and will vigorously defend their position in the Appellate Court.  The Company believes that this legal matter will not have a material adverse effect on the Company’s financial position.

NOTE 10 — RELATED PARTY TRANSACTIONS

The individual employed as the Company’s Vice President, Finance and Corporate Development as of the closing of the initial public offering, is the owner of Aumoe Partners, LLC (“Aumoe”), which was engaged in January 2012 to perform certain financial advisory services.

The Company incurred $0 and $20,000 in fees for the three months ended June 30, 2014 and 2013, respectively, and $22,500 and $40,000 in fees for services rendered by Aumoe for the six months ended June 30, 2014 and 2013, respectively, which were recorded in general and administrative expenses.

NOTE 11 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three months and six months ended June 30, 2014 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 861,287 of stock options, 63,000 unvested common shares, and 34,300 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.  On March 18, 2014, the Company completed a corporate conversion from a limited liability company to a corporation, (the “Conversion”).  Accordingly, the outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of its 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock.  The effects of this Conversion on the Company’s net loss per share have been reflected for all periods presented retroactively.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued an Accounting Standards Update for Development Stage Entities (Topic 915).  The main provisions eliminate the requirements for development stage entities to present inception-to-date information in the financial statements and other related disclosures. The Company has elected to early adopt these amendments beginning in the current quarter and for the periods covered by the report herein.

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

We are a late stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%), a novel, first-in-class, broad spectrum, topical antibiotic. Locilex® is a chemically synthesized, 22-amino acid peptide isolated from the skin of the African Clawed Frog. Its novel mechanism of action kills microbial targets through disruption of bacterial cell membrane permeability. Locilex® is initially being targeted for the treatment of mild infections of diabetic foot ulcers (or Mild DFI). In 2011, the market for diabetic foot infection therapeutics worldwide was $1.46 billion. We recently received a U.S. patent on the formulation of Locilex® that expires in June 2032. Our primary objective is to establish Locilex® as the standard of care for the treatment of patients with Mild DFI. Thereafter, our growth strategy includes potentially expanding the indications for Locilex® to include moderate infections of diabetic foot ulcers (or Moderate DFI) and certain other mild or moderate skin and skin structure infections in superficial wounds.

We believe that we have a clear clinical and regulatory pathway with the potential for near term United States Food and Drug Administration (or FDA) approval of Locilex®. We believe that Locilex® may be approved by the FDA within 24 months of commencing the Phase 3 enrollment. We have reached agreement with the FDA through a special protocol assessment (or SPA) for our Phase 3 program. We intend to conduct and complete two pivotal Phase 3, double blind, placebo-controlled, superiority studies.  We anticipate completing the pivotal Phase 3 studies in the first quarter of 2015.  Concurrently, we conducted DPX-110, a Phase 1 skin irritation study, in the first half of 2014 and announced the top-line data in July 2014.  In addition, we initiated enrollment of DPX-120, a skin sensitization study, in the first half of 2014 and anticipate completing enrollment in the second half of 2014.  If the data from our pivotal Phase 3 studies are sufficient to meet the primary endpoints, we expect to submit our new drug application (or NDA) for Locilex® in the second half of 2015. We expect to receive a response from the FDA within six months of our NDA submission.

Plan of Operation

Our primary objective is to establish Locilex® as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

• Complete the Phase 3 program for Locilex®.  As a result of our SPA for Locilex®, we believe the clinical pathway for Locilex® is clear. Working with our key third party vendors, we expect to commence our Phase 3 program in the second quarter of 2014 and expect to report top line data in the first quarter of 2015.

• Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoints, we plan to submit our NDA for Locilex®. We believe that Locilex® may be approved by the FDA within 24 months of commencing the Phase 3 program.

• Commercially launch Locilex® in the U.S.  We plan to utilize a small specialty sales force to launch Locilex®, if it is approved, in the U.S., initially targeting podiatrists and potentially expanding to other specialty healthcare providers.

• Expand Locilex®’s FDA-approved uses.  If we are able to obtain FDA approval in Mild DFI, we will consider obtaining additional FDA approvals that will enable us to expand the Locilex® label to include patients with Moderate DFI and certain other mild or moderate skin and skin structure infections in superficial wounds.

• Commence clinical and regulatory activities in Europe.  We plan to finalize our European Union (or E.U.) clinical and regulatory strategy and work toward filing a clinical trial authorization application (or CTA) in one or more E.U. member states promptly following the completion of our Phase 3 program in the U.S.

We will rely on our strong management team, board of directors and scientific advisory board to execute our strategy. The individuals on our management team, board of directors and scientific advisory board will contribute their significant development and regulatory experience to the development and commercialization of Locilex®.

Drug Development Strategy

We are conducting concurrently two pivotal Phase 3 clinical trials of Locilex® for the treatment of Mild DFI. The trials are referred to as OneStep-1 and OneStep-2.

We have an SPA with the FDA relating to the trial design for our Phase 3 studies. The SPA calls for us to conduct two placebo-controlled pivotal Phase 3 studies, but does not require us to demonstrate equivalence to oral antibiotics. Enrollment has commenced in these two pivotal Phase 3 studies and we expect to complete the studies in the first quarter of 2015. Both trials will be randomized, active-controlled double blind, multi-center trials in 180 evaluable patients in each trial.  These trials are designed to establish the superiority of Locilex® over placebo-cream in the treatment of Mild DFI.

We are conducting the OneStep-1 and OneStep-2 trials at 38-40 clinical sites in the U.S. The primary endpoint of the trials will be clinical success, defined as resolution of infection per the clinical judgment of each treating physician using the 2012 DFI treatment guidelines.  Microbiological success, defined as complete microbiological response, will be assessed as one of the secondary endpoints. All of the primary and secondary endpoints will be assessed for each patient on the 28th day following entry into the study.  Furthermore, the FDA has agreed that data from the Locilex® arm of the two prior studies conducted by Locilex®’s prior sponsor can be used to supplement our safety database.

We also have completed enrollment in DPX-110, our Phase 1 skin irritation study and announced top-line data in July 2014.

We are currently enrolling patients in DPX-120, a Phase 1 skin sensitization study, and expect to complete enrollment in this study in the second half of 2014.

Research Pharmaceutical Services, Inc. (a division of PRA International) is the contract research organization conducting our Phase 3 studies for Locilex®. This work is being performed under the auspices of RRD International, LLC, which is managing all aspects of our scientific, clinical and regulatory development

We are a late-stage pharmaceutical company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. We incurred net losses of $3.9 million and $6.5 million for the three and six months ended June 30, 2014, respectively.

Opportunities, Challenges and Risks

Our business and ability to execute our business strategy are subject to a number of risks and challenges:

• We are heavily dependent on attaining regulatory approval for and, if approved, successfully commercializing Locilex®. Locilex® is our only product candidate. As such, all of our resources and efforts have been and are expected for the foreseeable future to be dedicated to the development and commercialization of Locilex®. As such, we are subject to the risk of dependency on this sole product, and if our efforts fail to gain FDA or other regulatory approvals for Locilex® (for example, for use in treating mild or moderate skin and skin structure infections in superficial wounds), our viability would be materially impacted unless we were able to develop or acquire other product candidates.

• The regulatory approval process for Locilex® may be lengthy and is inherently unpredictable. Although we anticipate certain time frames for our regulatory pathway for Locilex®, the approval process of the FDA and comparable foreign regulatory authorities may be lengthy and time consuming. The process also is inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Locilex®, our business will be substantially harmed.

• Manufacturing issues may prevent Locilex® from receiving regulatory approval.  Although we believe that we have successfully worked with our third-party vendors to resolve the manufacturing issues encountered by Locilex®’s prior sponsor and previously identified by the FDA, to the extent that such issues are not resolved, regulatory approval for Locilex® may be delayed or withheld, and we may not be able to meet the developmental milestones necessary to continue our business.

• Even if Locilex® is approved, the market may not accept it as a viable treatment option. Even if Locilex® is approved, there is a risk that it may not be accepted in the marketplace for a variety of reasons. If we are unable to generate revenue from sales of Locilex®, our business will be substantially harmed.

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2014, compared with the three months ended June 30, 2013:

	Three Months Ended
	June 30,		Percentage
	2014	2013	Increase
	(in thousands)
Research and Development Expenses	$2,593	$34	7,526%
General and Administrative Expenses	$1,327	$329	303%
Total Operating Expenses	$3,920	$363	980%
Net Loss	$3,920	$363	980%

Research and Development Expenses

Research and development expenses were $2.6 million for the three months ended June 30, 2014, and $0.1 million for the three months ended June 30, 2013, an increase of $2.5 million. Research and development expenses increased primarily as a result of a $1.9 million increase in research and development consulting related expenses for the planning and execution of the clinical trials and a $0.6 million increase in research and development manufacturing costs related to making the product for the clinical trials.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended June 30, 2014, and $0.3 million for the three months ended June 30, 2013, an increase of $1.0 million. The increase in general and administrative expenses is primarily attributable to an increase of $0.7 million for compensation related expenses, an increase of $0.2 million in professional fees, and an increase of $0.1 million in office related expenses.

Net Loss

Net loss was $3.9 million for the three months ended June 30, 2014, compared to $0.4 million for the three months ended June 30, 2013, an increase of $3.5 million, primarily due to a $2.5 million increase in research and development expenses and a $1.0 million increase in general and administrative expenses due to the reasons stated above.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Summary Table

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2014, compared with the six months ended June 30, 2013:

	Six Months Ended
	June 30,		Percentage
	2014	2013	Increase
	(in thousands)
Research and Development Expenses	$4,410	$157	2,709%
General and Administrative Expenses	$2,054	$613	235%
Total Operating Expenses	$6,464	$770	739%
Net Loss	$6,464	$770	739%

Research and Development Expenses

Research and development expenses were $4.4 million for the six months ended June 30, 2014, and $0.2 million for the six months ended June 30, 2013, an increase of $4.2 million. Research and development expenses increased primarily as a result of a $3.4 million increase in research and development consulting related expenses for the planning and execution of the clinical trials and a $0.9 million increase in research and development manufacturing costs related to making the product for the clinical trials.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the six months ended June 30, 2014, and $0.6 million for the six months ended June 30, 2013, an increase of $1.4 million. The increase in general and administrative expenses is primarily attributable to an increase of $0.9 million for compensation related expenses, an increase in $0.4 million in professional fees, and an increase in $0.1 million in office related expenses.

Net Loss

Net loss was $6.5 million for the six months ended June 30, 2014, compared to $0.8 million for the six months ended June 30, 2013, an increase of $5.7 million, primarily due to a $4.3 million increase in research and development expenses and a $1.3 million increase in general and administrative expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $15.2 million since inception. We have funded our operations primarily from equity issuances and a Federal government grant under the Qualified Therapeutic Discovery Act. We received net cash proceeds of approximately $9.7 million from equity financings closed between July 2010 and November 2013.  All of our equity financings were consummated at $50 per Class A membership interest ($7.14 on a post-conversion basis) with 50% warrant coverage at 120% of the issue price $60 per interest ($8.57 on a post-conversion basis).  On March 18, 2014 we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38 million, and net proceeds to us were approximately $34.5 million.

After the completion of the initial public offering, we believe that we have sufficient cash to fund our operations into the second half of 2016.

As of June 30, 2014, we had working capital of approximately $31.9 million, consisting primarily of $32.6 million of cash, offset by $0.7 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the six months ended June 30,
	2014	2013

Net cash used in operating activities	$(5,673)	$(494)
Net cash provided by financing activities	34,455	2,243
Net increase in cash	$28,782	$1,749

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.7 million for the six months ended June 30, 2014. The net loss for this period was greater than the net cash used in operating activities by $0.7 million, which was primarily attributable to $0.9 million of share-based compensation offset by a $0.2 million increase in prepaid expenses and security deposits.

Net cash used in operating activities was $0.5 million for the six months ended June 30, 2013. The net loss for this period was greater than the net cash used in operating activities by $0.3 million, which was primarily attributable to $0.3 million of share-based compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $34.5 million, which was attributable to the net proceeds from the Company’s initial public offering.

Net cash provided by financing activities for the six months ended June 30, 2013 was $2.2, which was attributable to the net proceeds of private placements of the Company’s Class A Membership interests.

Contractual Obligations

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,346.  The term of the sublease is 23 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease is $265,974.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued an Accounting Standards Update for Development Stage Entities (Topic 915).  The main provisions eliminate the requirements for development stage entities to present inception-to-date information in the financial statements and other related disclosures. The Company has elected to early adopt these amendments beginning in the current quarter and periods covered by the report herein.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes in our system of internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period.  All of the other defendants in this litigation also filed motions to dismiss, and a court order granting each and every motion to dismiss, with prejudice, without leave to refile, was granted by the court on August 12, 2013.  Plaintiff’s lawyers then filed a Motion for Reconsideration which was also denied by the court on September 25, 2013.  Plaintiff has filed an appeal in the United States Third Circuit Court of Appeals seeking reversal of the court’s orders dismissing the complaint and denying the motion to reconsider.  Appellate court briefs have been filed by the defendants in the case, and the plaintiff filed his reply brief recently.  We expect the Appellate Court to decide if it will hear oral argument in the third quarter of 2014.  We anticipate that the oral argument, if one occurs, will be in August and a written decision will be rendered closer to the end of 2014. The Company and its two executives continue to believe these claims have no merit and will vigorously defend their position in the Appellate Court.  The Company believes that this legal matter will not have a material adverse effect on the Company’s financial position.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	X XBRL Instance Document	Attached

101.SCH	X XBRL Taxonomy Extension Schema Document	Attached

101.CAL	X XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	X XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	X XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	X XBRL Taxonomy Presentation Linkbase Document	Attached

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
Date: August 12, 2014

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer, and Principal Executive Officer)
	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)