Form 10-Q
period 2014-09-30
Dipexium Pharmaceuticals, Inc.
filed 2014-11-12
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number:  001-36351

DIPEXIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4995704
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

61 Broadway, 19th Floor
New York, NY	10006
(Address of Principal Executive Offices)	(Zip Code)

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

☐  Yes        ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2014; 8,537,877

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For quarterly period ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the three and nine month periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2013.  The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash	$29,892,515	$3,861,145
Prepaid Expenses	133,443	46,094
TOTAL CURRENT ASSETS	30,025,958	3,907,239

OTHER ASSETS
Security Deposit	49,385	—
Deferred Initial Public Offering costs	—	122,826
TOTAL OTHER ASSETS	49,385	122,826

TOTAL ASSETS	$30,075,343	$4,030,065

LIABILITIES AND MEMBERS’ AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,298,923	$823,834
TOTAL LIABILITIES	1,298,923	823,834

COMMITMENTS AND CONTINGENCIES

MEMBERS’ AND SHAREHOLDERS’ EQUITY
Members’ Equity	—	3,206,231
Common Stock: $.001 par value, 30,000,000 shares authorized, 8,537,877 shares issued and outstanding at September 30, 2014	8,538	—
Additional paid-in capital	47,812,754	—
Accumulated deficit	(19,044,872)	—
TOTAL MEMBERS’ AND SHAREHOLDERS’ EQUITY	28,776,420	3,206,231

TOTAL LIABILITIES AND MEMBERS’ AND SHAREHOLDERS’ EQUITY	$30,075,343	$4,030,065

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES	$—	$—	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	2,529,457	636,301	6,939,063	792,778
General and Administrative Expenses	1,313,697	354,678	3,368,044	967,975

TOTAL OPERATING EXPENSES	3,843,154	990,979	10,307,107	1,760,753

LOSS FROM OPERATIONS	(3,843,154)	(990,979)	(10,307,107)	(1,760,753)

NET LOSS	$(3,843,154)	$(990,979)	$(10,307,107)	$(1,760,753)

LOSS PER SHARE
Basic and diluted net loss per common share/units	$(0.45)	$(0.21)	$(1.35)	$(0.39)

Weighted average common shares/units outstanding basic and diluted	8,537,877	4,771,911	7,618,540	4,525,713

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net Loss	$(10,307,107)	$(1,760,753)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	971,615	361,083
Share-Based Payments to Vendors	450,012	10,900

Changes In:
Prepaid Expenses	(87,349)	1,035
Security Deposit	(49,385)	3,670
Accounts Payable and Accrued Expenses	597,915	47,247

Net Cash Used In Operating Activities	(8,424,299)	(1,336,818)

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	34,455,669	—
Proceeds from Private Placement Offerings, net of issuance costs	—	3,661,000

Net Cash Provided By Financing Activities	34,455,669	3,661,000

Net Increase In Cash	26,031,370	2,324,182

Cash at Beginning of Period	3,861,145	1,457,115

Cash at End of Period	$29,892,515	$3,781,297

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A	Membership			Additional		Total Members’
	Membership	Interests	Common Stock		Paid-In	Accumulated	and Shareholders’
	Interests	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	735,588	$3,206,231	—	$—	$—	$—	$3,206,231

Issuance of Restricted Membership Interest Awards	1,000

Issuance of Restricted Membership Interest to Vendors	7,604	380,200			69,812		450,012

Issuance of Membership Interest for Warrant conversion	23,719

Corporate Conversion	(767,911)	(3,586,431)	5,375,377	5,375	12,318,821	(8,737,765)	—

Initial Public Offering, net of issuance costs			3,162,500	3,163	34,452,506		34,455,669

Share-Based compensation					971,615		971,615

Net Loss						(10,307,107)	(10,307,107)

Balance at September 30, 2014 (unaudited)	—	$—	8,537,877	$8,538	$47,812,754	$(19,044,872)	$28,776,420

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an initial public offering of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  As of September 30, 2014, the Company had a cash balance of approximately $29.9 million.  Based on the Company’s projected expenditures for 2014, management currently believes that its current cash balances should be sufficient to fund the Company’s operations into the second half of 2016.  Furthermore, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

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

Unaudited Condensed Interim Financial Data

The accompanying interim condensed financial statements are unaudited.  These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the registration statement and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013, respectively.  The December 31, 2013 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures including notes required by GAAP for complete financial statements.

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

Federal Income Taxes

Prior to the Company’s corporate conversion in March 2014, the Company was organized as a limited liability company.  As such, the Company was not a tax paying entity for Federal income tax purposes and, therefore, no income tax expense had been recorded in the financial statements.  Income or losses of the Company was passed through to members for inclusion in their respective income tax returns.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the three and nine month periods ended September 30, 2014 and is forecasting additional losses through year end, resulting in an estimated net loss for both financial statement and tax purposes.  Therefore, no federal or state income tax expense has been recorded in the financial statements.

The Company has a history of generating operating losses and anticipates operating losses continuing in the foreseeable future.  The Company believes that the tax benefits from these net operating losses will be realized in the future, however, based on the history of operating losses, GAAP rules require a full valuation allowance against all deferred tax assets, which has been recorded.  Should the Company’s assessment change, tax benefits associated with the historic net operating loss carryforwards would be available from the time of the corporate conversion to the present.

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

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  At times the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amount of $2,529,457 and $636,301 for the three months ended September 30, 2014 and 2013, respectively, and $6,939,063 and $792,778 for the nine months ended September 30, 2014 and 2013, respectively.

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

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Accrued compensation expense	$350,730	$247,845
Accrued research and development	891,770	367,065
Accrued professional fees	19,225	160,370
Other accounts payable and accrued expenses	37,198	48,554
Totals	$1,298,923	$823,834

NOTE 4 — EXECUTIVE COMPENSATION

The Company’s co-founders and original two executives received compensation pursuant to employment agreements effective July 23, 2010 (the “Original Agreements”).  The Original Agreements stipulated that the executives would receive a base salary of $252,000 per annum, of which one-half was payable with the issuance of Class A Membership Interests of the Company (then organized as a limited liability company prior to the corporate conversion in March 2014) at the most recent offering price ($50 per Class A Membership Interest in each case), until such time as the Company raised aggregate proceeds of at least $2,000,000.  This threshold was reached on March 11, 2011; however, both executives signed temporary waivers until January 2012, at which time the executives revoked one-half of each waiver, and then subsequently reinstated the waiver in full.  The Company issued no Class A Membership Interests to these two executives pursuant to the Original Agreements for both of the three month and nine month periods ended September 30, 2014 and 1,680 Class A Membership Interests for the three and nine month periods ended September 30, 2013.

The Original Agreements also stipulated that the two executives would receive 5 weeks of vacation per annum.  Any unused weeks at the end of each year are payable to the executives in cash.  Accordingly, compensation expense representing accrued vacation pay from the Original Agreements has been recorded in the amount of $10,176 and $12,923 for the three months ended March 31, 2014 and 2013, respectively, and $183,021 for the cumulative period from January 14, 2010 (inception) to March 31, 2014, which was paid in March 2014.

The Company currently is managed by four executives including the original two executives, in each case, pursuant to employment agreements effective March 18, 2014.  Compensation expense representing accrued vacation pay for all executives has been recorded in the amount of $16,304 and $47,913 for the three and nine month periods ended September 30, 2014, respectively.

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

NOTE 6 — SHARE-BASED COMPENSATION and STOCK OPTIONS

The Company granted restricted Class A Membership Interests awards to board members in exchange for services.  These membership interests awards were originally scheduled to vest over a period of 3 or 4 years, with the first year beginning on the date the member joined the board.  Accelerated vesting will occur upon a change of control or other business combination.  The fair

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

value of the membership interests granted was equal to the per-membership interest value of the most recent private placement ($50 per membership interest).  In December 2013, the Company received resignation letters from six members of the board of directors and the continuing members of the board of directors authorized accelerated vesting of their Class A Membership Interests.  The Company issued 20,333 Class A Membership Interests in connection with both the accelerated and annual vesting of the awards and recorded compensation expense in the amount of $693,750 associated with this accelerated vesting.  Total compensation expense in the amount of $25,000 and $116,667 has been recorded as director fees for the three months ended September 30, 2014 and 2013, respectively, and $100,000 and $277,083 for the nine months ended September 30, 2014 and 2013, respectively.

In July 2014, a member of the board of directors resigned, resulting in the forfeiture of 21,000 shares of restricted common stock.  The resignation and forfeiture resulted in the Company reducing previously recorded compensation expense by $29,167 for the three and nine months ended September 30, 2014.

The following table summarizes the non-vested Class A Membership Interests at September 30, 2014 giving effect to the corporate conversion and the associated activity:

Class A
Membership Interests
converted to Common Stock 7:1 ratio
Nonvested at January 1, 2013	111,986
Granted	112,000
Vested	(146,986)
Nonvested at December 31, 2013	77,000
Granted	—
Forfeited	(21,000)
Vested	(14,000)
Nonvested at September 30, 2014	42,000

In December 2013, 1,000 Membership Interests were issued to a member of board of directors which did not vest until February 2014.

As of September 30, 2014, there was $245,833 of total unrecognized compensation cost related to these awards. That cost is expected to be recognized over a weighted average period of 2.5 years.

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

Nine Months Ended
September 30, 2014
Expected term	4.3 years
Volatility	59.6%
Dividend yield	0%
Risk free interest rate	1.23%

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

	Nine Months Ended	Weighted Average
	September 30, 2014	Exercise Price
Outstanding at the beginning of the period	—
Granted	861,287	$13.90
Forfeited	—
Outstanding at the end of the period	861,287	$13.90

Compensation expense relating to options for the three months ended September 30, 2014 and 2013 was $421,697 and $0, respectively, and $900,782 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  The total compensation expense not yet recognized as of September 30, 2014 was $4,159,580.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of September 30, 2014 was approximately 2.46 years. The weighted average grant date fair value is $5.88. The intrinsic value of the stock options as of September 30, 2014 was $0, with a remaining weighted average contractual life of 5.99 years.

NOTE 7 — SHARE-BASED PAYMENTS TO VENDORS

In January 2013, the Company granted an additional 218 Class A Membership Interests to one vendor in exchange for consulting services.  The fair value of the Class A Membership Interests granted is equal to the value of the most-recent private placement ($50 per Class A Membership Interest).  Consulting expense in the amount of $10,900 was recorded for the nine months ended September 30, 2013.

In August 2013, the Company engaged a consultant for investor related services for a 12 month term.  The Company agreed to pay for the services rendered in cash and a grant of 2,000 Class A Membership Interests which will vest one year after the effective date of the agreement.  The Company expensed the fair value of the Class A Membership Interests ($50 per Class A Membership Interest based on the most recent private placement and remeasured based on the market value at each reporting date) over the term of the agreement and when the cash is paid.  Consulting expense, which includes cash payments and the membership interest grant, in the amount of $11,410 and $114,812 was recorded for the three and nine month periods ended September 30, 2014, respectively.

In January 2014, the Company entered into a Product Development Agreement with RRD International, LLC, pursuant to which RRD International, LLC provides certain strategic product development services to the Company during the term of the agreement which is calendar year 2014.  These product development services include the development, planning and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors.  As consideration for services rendered, the Company has agreed to pay RRD International, LLC partially in cash and by issuing 7,604 of the Company’s Class A Membership Interests.  The Company expensed $380,200, the fair value of the Class A Membership Interests, ($50 per Class A Membership Interest, based on the previous private placement).

NOTE 8 — LEASE OF OFFICE SPACE

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,346.  The term of the sublease is 23 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease is $228,936.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period.  All of the other defendants in this litigation also filed motions to dismiss, and a court order granting each and every motion to dismiss, with prejudice, without leave to refile, was granted by the court on August 12, 2013.  Plaintiff’s lawyers then filed a Motion for Reconsideration which was also denied by the court on September 25, 2013.  Plaintiff then filed an appeal in the United States Third Circuit Court of Appeals seeking reversal of the court’s orders dismissing the complaint and denying the motion to reconsider.  Appellate court briefs were filed by the defendants in the case, and the plaintiff filed his reply brief accordingly.

On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court’s dismissal of Plaintiff’s claims based on the expiration of the applicable statutes of limitation. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants will file the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service with the appellate court.  With the strength of the dissent, the Company is hopeful that the en banc panel will reverse the Third Circuit’s 2-1 decision. If not, this matter will be remanded to the U.S. district court for further hearing on alternative grounds for dismissal of Plaintiff’s claims, and for limited discovery on the issue of Plaintiff’s initial knowledge of his potential claims against the defendants. The U.S. district court may still determine after some limited discovery that Plaintiff’s claims are barred by the applicable statutes of limitations. Even if Plaintiff’s claims survive these initial technical challenges, the Company will continue to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to Plaintiff in any regard whatsoever.  The Company believes that this legal matter will not have a material adverse effect on the Company’s financial position.

NOTE 10 — RELATED PARTY TRANSACTIONS

The individual employed as the Company’s Vice President, Finance and Corporate Development as of the closing of the initial public offering, is the owner of Aumoe Partners, LLC (“Aumoe”), which was engaged in January 2012 to perform certain financial advisory services.

The Company incurred $0 and $15,000 in fees for the three months ended September 30, 2014 and 2013, respectively, and $22,500 and $55,000 in fees for services rendered by Aumoe for the nine months ended September 30, 2014 and 2013, respectively, which were recorded in general and administrative expenses.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three months and nine months ended September 30, 2014 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 861,287 of stock options, 42,000 unvested common shares, and 34,300 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.  On March 18, 2014, the Company completed a corporate conversion from a limited liability company to a corporation, (the “Conversion”).  Accordingly, the outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of its 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock.  The effects of this Conversion on the Company’s net loss per share have been reflected for all periods presented retroactively.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued an Accounting Standards Update for Development Stage Entities (Topic 915).  The main provisions eliminate the requirements for development stage entities to present inception-to-date information in the financial statements and other related disclosures. The Company elected to early adopt these amendments beginning in the prior quarter and for the periods covered by the report herein.

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

Description of Business

Dipexium Pharmaceuticals, LLC (“Dipexium LLC”) was organized under the laws of the State of Delaware in January 2010. In March 2014, we effected a corporate conversion pursuant to which we succeeded to the business of Dipexium LLC and the holders of membership interests of Dipexium LLC became stockholders of Dipexium Pharmaceuticals, Inc.

We are a late stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%), a novel, first-in-class, broad spectrum, topical antibiotic. Locilex® is a chemically synthesized, 22-amino acid peptide isolated from the skin of the African Clawed Frog. Its novel mechanism of action kills microbial targets through disruption of bacterial cell membrane permeability.  Locilex® initially is being targeted for the treatment of mild infections of diabetic foot ulcers (or Mild DFI). Based upon publicly available data, we estimate the market for diabetic foot infection therapeutics worldwide is approximately $1.46 billion. In December 2013, we were granted a new patent by the United States Patent and Trademark Office (or USPTO) on the formulation of Locilex® and the method of using the formulation to treat any skin infection.  This new patent expires in June 2032. We anticipate geographical extension of this new patent internationally throughout 2015.  Our primary objective is to establish Locilex® as the standard of care for the treatment of patients with Mild DFI. Thereafter, our growth strategy includes potentially expanding the indications for Locilex® to include moderate infections of diabetic foot ulcers (or Moderate DFI) and certain other mild or moderate skin and skin structure infections in superficial wounds.

We believe that we have a clear clinical and regulatory pathway with the potential for near term United States Food and Drug Administration (or FDA) approval of Locilex®.  We believe that Locilex® may be approved by the FDA by mid-2016.  FDA has signed a special protocol assessment agreement (or SPA) with us for our Phase 3 clinical program.  The Phase 3 clinical program requires us to conduct two small double blind, placebo-controlled superiority studies with standardized local wound care applied in both arms of each study.  The Phase 3 studies are called OneStep-1 and OneStep-2.  Currently, we have enrolled 5-10% of the patients required to be enrolled in these studies.  We anticipate completing enrollment in the pivotal Phase 3 studies in the first quarter of 2015.  Concurrently, we conducted DPX-110, a Phase 1 skin irritation study, in the first half of 2014 and announced the top-line data in July 2014.  In addition, we completed enrollment in DPX-120, a skin sensitization study, in Q3 2014 and anticipate announcing top-line data from DPX-120 in Q4 2014.  If the data from our pivotal Phase 3 studies are sufficient to meet the primary endpoint, we are targeting submission of our new drug application (or NDA) for Locilex® in the second half of 2015. We expect to receive a response from the FDA within six months of our NDA submission.

Plan of Operation

Our primary objective is to establish Locilex® as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

• Complete the Phase 3 program for Locilex®.  As a result of our SPA for Locilex®, we believe the clinical pathway for Locilex® is clear. Working with our key third party vendors, we commenced our Phase 3 program in the second quarter of 2014 and expect to complete enrollment in the first quarter of 2015;

• Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoint, we plan to submit our NDA for Locilex® in H2 of 2015. We believe that Locilex® may be approved by the FDA by mid-2016;

• Commercially launch Locilex® in the U.S.  If FDA approved, we plan to utilize a small specialty sales force to launch Locilex® in the U.S., initially targeting podiatrists and potentially expanding to other specialty healthcare providers;

• Expand Locilex®’s FDA-approved uses.  If we are able to obtain FDA approval in Mild DFI, we will consider obtaining additional FDA approvals that will enable us to expand the Locilex® label to include patients with Moderate DFI and certain other mild or moderate skin and skin structure infections in superficial wounds;

• Commence clinical and regulatory activities in Europe.  We plan to finalize our European Union (or E.U.) clinical and regulatory strategy and work toward submitting a briefing package to the European Medicines Agency (EMA) for a guidance meeting on certain clinical and regulatory matters.  We would anticipate working toward submitting a marketing authorization application (or MAA) following the completion of our clinical program in the U.S. as part of a long-term EU commercial strategy;

We will rely on our strong management team, board of directors and scientific advisory board to execute our strategy. The individuals on our management team, board of directors and scientific advisory board will contribute their significant development, regulatory, finance and commercial experiences to the development and commercialization of Locilex®.

Drug Development Strategy

We are conducting concurrently two pivotal Phase 3 clinical trials of Locilex® for the treatment of Mild DFI. The trials are referred to as OneStep-1 and OneStep-2.

We have an SPA with the FDA relating to the trial design for our Phase 3 studies. The SPA calls for us to conduct two placebo-controlled pivotal Phase 3 studies, but does not require us to demonstrate equivalence to oral antibiotics.  Enrollment has commenced in these two pivotal Phase 3 studies and we expect to complete enrollment in the first quarter of 2015. Both trials are randomized, placebo-controlled, double blind, multi-center trials in 180 evaluable patients in each trial.  These trials are designed to establish the superiority of Locilex® over placebo-cream in the treatment of Mild DFI.

We are conducting the OneStep-1 and OneStep-2 trials at 40-50 clinical sites in the U.S. The primary endpoint of the trials will be clinical success, defined as resolution of infection per the clinical judgment of each treating physician using the 2012 DFI treatment guidelines.  Microbiological success, defined as complete microbiological response, will be assessed as one of the secondary endpoints. All of the primary and secondary endpoints will be assessed for each patient on the 28th day following entry into the study.  Furthermore, the FDA has agreed that data from the Locilex® arm of the two prior studies conducted by Locilex®’s prior sponsor can be used to supplement our safety database.

We also have completed enrollment in DPX-110, our Phase 1 skin irritation study and announced top-line data in July 2014 and we completed enrollment in DPX-120, a Phase 1 skin sensitization study, in Q3 2014 and expect to report top line data in Q4 2014.

Research Pharmaceutical Services, Inc. (a division of PRA International) is the contract research organization conducting our Phase 3 studies for Locilex®. This work is being performed under the auspices of RRD International, LLC, which is managing all aspects of our scientific, clinical and regulatory development.

Research Pharmaceutical Services, Inc. also is working with us on our European clinical and regulatory strategy in coordination with RRD International, LLC.

We are a late-stage pharmaceutical company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. We incurred net losses of $3.8 million and $10.3 million for the three and nine months ended September 30, 2014, respectively.

Opportunities, Challenges and Risks

Our business and ability to execute our business strategy are subject to a number of risks and challenges:

• We are heavily dependent on attaining regulatory approval for and, if approved, successfully commercializing Locilex®. Locilex® is our only product candidate. As such, all of our resources and efforts have been and are expected for the foreseeable future to be dedicated to the development and commercialization of Locilex®. As such, we are subject to the risk of dependency on this sole product, and if we fail to gain FDA or other regulatory approvals for Locilex® (for example, for use in treating mild or moderate skin and skin structure infections in superficial wounds), our viability would be materially impacted unless we were able to develop or acquire other product candidates.

• The clinical and regulatory approval process for Locilex® may be lengthy and is inherently unpredictable. Although we anticipate certain time frames for our clinical and regulatory pathway for Locilex®, the enrollment and/or approval process of the FDA and comparable foreign regulatory authorities may be lengthy and time consuming. These processes are inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Locilex®, our business will be substantially harmed.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2014, compared with the three months ended September 30, 2013:

	Three Months Ended September 30,		Percentage
	2014	2013	Increase
	(in thousands)
Research and Development Expenses	$2,529	$636	298%
General and Administrative Expenses	$1,314	$355	270%
Total Operating Expenses	$3,843	$991	288%
Net Loss	$(3,843)	$(991)	288%

Research and Development Expenses

Research and development expenses were $2.5 million for the three months ended September 30, 2014, and $0.6 million for the three months ended September 30, 2013, an increase of $1.9 million. Research and development expenses increased primarily as a result of a $2.0 million increase in research and development consulting related expenses for the planning and execution of the clinical trials offset by a $0.1 million decrease in research and development manufacturing costs related to making the product for the clinical trials.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended September 30, 2014, and $0.4 million for the three months ended September 30, 2013, an increase of $0.9 million. The increase in general and administrative expenses is primarily attributable to an increase of $0.7 million for compensation related expenses, an increase of $0.1 million in professional fees, and an increase of $0.1 million in office related expenses.

Net Loss

Net loss was $3.8 million for the three months ended September 30, 2014, compared to $1.0 million for the three months ended September 30, 2013, an increase of $2.8 million, primarily due to a $1.9 million increase in research and development expenses and a $0.9 million increase in general and administrative expenses due to the reasons stated above.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Summary Table

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013:

	Nine Months Ended September 30,		Percentage
	2014	2013	Increase
	(in thousands)
Research and Development Expenses	$6,939	$793	775%
General and Administrative Expenses	$3,368	$968	248%
Total Operating Expenses	$10,307	$1,761	485%
Net Loss	$(10,307)	$(1,761)	485%

Research and Development Expenses

Research and development expenses were $6.9 million for the nine months ended September 30, 2014, and $0.8 million for the nine months ended September 30, 2013, an increase of $6.1 million. Research and development expenses increased primarily as a result of a $5.4 million increase in research and development consulting related expenses for the planning and execution of the clinical trials and a $0.7 million increase in research and development manufacturing costs related to making the product for the clinical trials.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the nine months ended September 30, 2014, and $1.0 million for the nine months ended September 30, 2013, an increase of $2.4 million. The increase in general and administrative expenses is primarily attributable to an increase of $1.6 million for compensation related expenses, an increase in $0.6 million in professional fees, and an increase in $0.2 million in office related expenses.

Net Loss

Net loss was $10.3 million for the nine months ended September 30, 2014, compared to $1.8 million for the nine months ended September 30, 2013, an increase of $8.5 million, primarily due to a $6.1 million increase in research and development expenses and a $2.4 million increase in general and administrative expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $19.0 million since inception. We have funded our operations primarily from equity issuances and a Federal government grant under the Qualified Therapeutic Discovery Act. We received net cash proceeds of approximately $9.7 million from equity financings closed between July 2010 and November 2013.  All of our equity financings were consummated at $50 per Class A membership interest ($7.14 on a post-conversion basis) with 50% warrant coverage at 120% of the issue price $60 per interest ($8.57 on a post-conversion basis).  On March 18, 2014 we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

After the completion of the initial public offering, we believe that we have sufficient cash to fund our operations into the second half of 2016.

As of September 30, 2014, we had working capital of approximately $28.7 million, consisting primarily of $29.9 million of cash, offset by $1.3 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated (in thousands):

	For the nine months ended September 30,
	2014	2013

Net cash used in operating activities	$(8,424)	$(1,337)
Net cash provided by financing activities	34,455	3,661

Net increase in cash	$26,031	$2,324

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2014. The net loss for this period was greater than the net cash used in operating activities by $1.9 million, which was primarily attributable to $1.4 million of share-based compensation and a $0.6 million increase in accounts payable offset by a $0.1 million increase prepaid expenses and security deposits.

Net cash used in operating activities was $1.3 million for the nine months ended September 30, 2013. The net loss for this period was greater than the net cash used in operating activities by $0.4 million, which was primarily attributable to $0.4 million of share-based compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $34.5 million, which was attributable to the net proceeds from the Company’s initial public offering.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $3.7 million, which was attributable to the net proceeds of private placements of the Company’s Class A Membership interests.

Contractual Obligations

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,346.  The term of the sublease is 23 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease is $228,936.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued an Accounting Standards Update for Development Stage Entities (Topic 915).  The main provisions eliminate the requirements for development stage entities to present inception-to-date information in the financial statements and other related disclosures. The Company elected to early adopt these amendments beginning in the prior quarter and periods covered by the report herein.

Critical Accounting Policies and Estimates

Basis of Presentation

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period.  All of the other defendants in this litigation also filed motions to dismiss, and a court order granting each and every motion to dismiss, with prejudice, without leave to refile, was granted by the court on August 12, 2013.  Plaintiff’s lawyers then filed a Motion for Reconsideration which was also denied by the court on September 25, 2013.  Plaintiff then filed an appeal in the United States Third Circuit Court of Appeals seeking reversal of the court’s orders dismissing the complaint and denying the motion to reconsider.  Appellate court briefs were filed by the defendants in the case, and the plaintiff filed his reply brief accordingly.

On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court’s dismissal of Plaintiff’s claims based on the expiration of the applicable statutes of limitation. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants will file the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service with the appellate court.  With the strength of the dissent, the Company is hopeful that the en banc panel will reverse the Third Circuit’s 2-1 decision. If not, this matter will be remanded to the U.S. district court for further hearing on alternative grounds for dismissal of Plaintiff’s claims, and for limited discovery on the issue of Plaintiff’s initial knowledge of his potential claims against the defendants. The U.S. district court may still determine after some limited discovery that Plaintiff’s claims are barred by the applicable statutes of limitations. Even if Plaintiff’s claims survive these initial technical challenges, the Company will continue to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to Plaintiff in any regard whatsoever.  The Company believes that this legal matter will not have a material adverse effect on the Company’s financial position.

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
Date: November 12, 2014

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer, and Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)