Form 10-Q
period 2015-03-31
Dipexium Pharmaceuticals, Inc.
filed 2015-05-13
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2015;  8,566,047

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and 2014, and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the United States Securities Exchange Commission on March 23, 2015.  The results of operations for the quarterly period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash	$23,999,419	$27,040,325
Prepaid Expenses	133,421	120,128
TOTAL CURRENT ASSETS	24,132,840	27,160,453

OTHER ASSETS
Security Deposit	49,385	49,385
TOTAL OTHER ASSETS	49,385	49,385

TOTAL ASSETS	$24,182,225	$27,209,838

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$697,674	$1,260,598
TOTAL LIABILITIES	697,674	1,260,598

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common Stock: $.001 par value, 30,000,000 shares authorized, 8,564,675 and 8,538,329 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8,564	8,538
Additional paid-in capital	49,981,969	48,259,451
Accumulated deficit	(26,505,982)	(22,318,749)
TOTAL SHAREHOLDER’S EQUITY	23,484,551	25,949,240

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,182,225	$27,209,838

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	1,709,398	1,816,690
General and Administrative Expenses	2,477,835	727,149

TOTAL OPERATING EXPENSES	4,187,233	2,543,839

LOSS FROM OPERATIONS	(4,187,233)	(2,543,839)

NET LOSS	$(4,187,233)	$(2,543,839)

LOSS PER SHARE
Basic and diluted net loss per common share/units	$(0.49)	$(0.44)

Weighted average common shares/units outstanding basic and diluted	8,552,150	5,749,220

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Accumulated	Total
	Shares	Amount	Additional Paid-In Capital	Deficit	Shareholders’ Equity
Balance at December 31, 2014	8,538,329	$8,538	$48,259,451	$(22,318,749)	$25,949,240

Share-Based payment to vendors	12,346	12	78,822		78,834

Share-Based compensation	14,000	14	1,643,696		1,643,710

Net Loss				(4,187,233)	(4,187,233)

Balance at March 31, 2015 (unaudited)	8,564,675	$8,564	$49,981,969	$(26,505,982)	$23,484,551

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net Loss	$(4,187,233)	$(2,543,839)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	1,643,710	95,960
Share-Based Payments to Vendors	78,834	380,200

(Increase) / Decrease In:
Prepaid Expenses	(13,293)	(170,470)
Accounts Payable and Accrued Expenses	(562,924)	(13,128)

Net Cash Used In Operating Activities	(3,040,906)	(2,251,277)

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	—	34,455,669

Net Cash Provided By Financing Activities	—	34,455,669

Net Increase (Decrease) In Cash	(3,040,906)	32,204,392

Cash at Beginning of Period	27,040,325	3,861,145

Cash at End of Period	$23,999,419	$36,065,537

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Business:

Dipexium Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a biopharmaceutical company addressing the need for new antibiotics to treat infectious diseases.  The Company was formed on January 14, 2010.  The Company is a late-stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%).

On March 18, 2014, the Company completed a corporate conversion from a limited liability company to a corporation in conjunction with an initial public offering (“IPO”) of common stock.  As a result of the corporate conversion, holders of the Class A Membership Interests and warrants in Dipexium Pharmaceuticals, LLC, became holders of common stock of Dipexium Pharmaceuticals, Inc.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an IPO of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  As of March 31, 2015, the Company had a cash balance of approximately $24.0 million.  Based on the Company’s projected expenditures for 2015, management currently believes that its current cash balances should be sufficient to fund the Company’s operations into the second half of 2016.  Furthermore, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

There can be no assurance that the Company’s research and development will be successfully completed or that any Company product will be approved or commercially viable.  The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

Unaudited Condensed Interim Financial Data

The accompanying interim condensed financial statements are unaudited.  These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report for the year ended December 31, 2014, and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2015, the results of operations and cash flows for the three months ended March 31, 2015 and 2014.  The December 31, 2014 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures including notes required by GAAP for complete financial statements.

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

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  At times the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amount of $1,709,398 and $1,816,690 for the three months ended March 31, 2015 and 2014, respectively.

Although the Company manages the conduct of its clinical trials, it relies on third parties to conduct preclinical studies and to provide services, including data management, statistical analysis and electronic compilation for clinical trials, as well as for the manufacture of clinical trial supplies. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that are considered in preparing these estimates include the number of subjects enrolled in studies, milestones achieved and other criteria related to the efforts of the vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company records net prepaid or accrued expenses related to these costs.

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

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Subsequent to the corporate conversion in March 2014, the Company became a taxable entity.  As such, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the three months ended March 31, 2015 and is forecasting additional losses through year end, resulting in an estimated net loss for both financial statement and tax purposes.  Therefore, no Federal or state income tax expense has been recorded in the financial statements.

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it would be more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded at December 31, 2014 and March 31, 2015.  In the event, the Company becomes profitable for a period of two or more years with future expectations at that time of profitability for future years prior to any significant change in its equity capitalization, the Company would have an opportunity to realize benefit from the deferred tax asset at such time in the future.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Accrued compensation expense	$31,460	$511,769
Accrued research and development	576,599	641,997
Accrued professional fees	30,075	23,901
Other accounts payable and accrued expenses	59,540	82,931
Totals	$697,674	$1,260,598

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 — ISSUANCE OF MEMBERSHIP INTERESTS and COMMON STOCK

On March 18, 2014, the Company completed an IPO issuing 3,162,500 shares of common stock at a price of $12 per share, resulting in net proceeds of $34,455,669 after deducting underwriting discounts of $2,656,500 and offering costs $837,831.  The then outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock.

In January 2015, the Company entered into a new amendment to the Product Development Agreement with RRD International, LLC dated January 2014, pursuant to which RRD International, LLC will continue to provide certain strategic product development services to the Company for an additional six month term. These product development services include the development, planning and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors. As consideration for services rendered, the Company has agreed to pay RRD International, LLC a total of $600,000, consisting of $450,000 in cash and $150,000 in restricted shares of the Company’s common stock (12,346 shares). Terms of services to be provided after June 2015, if any, will be negotiated at a later date. The Company will recognize the costs incurred in connection with this agreement as research and development expenses as services are rendered.  The Company recorded research and development expense relating to this agreement of $303,834, including the cash payments and stock issuance, for the three months ended March 31, 2015.

NOTE 5 — SHARE-BASED COMPENSATION and STOCK OPTIONS

The Company granted restricted Class A Membership Interests awards to board members in exchange for services.  These membership interests awards were originally scheduled to vest over a period of 3 or 4 years, with the first year beginning on the date the member joined the board.  Accelerated vesting will occur upon a change of control or other business combination.  The fair value of the membership interests granted was equal to the per-membership interest value of the most recent private placement ($50 per membership interest).  Total compensation expense in the amount of $25,000 and $37,500 has been recorded as director fees for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the non-vested Class A Membership Interests at March 31, 2015 giving effect to the corporate conversion and the associated activity for the year ended December 31, 2014 and the three months ended March 31, 2015:

Class A
Membership Interests
converted to Common Stock 7:1 ratio
Nonvested at January 1, 2014	77,000
Granted	—
Forfeited	(21,000)
Vested	(14,000)
Nonvested at December 31, 2014	42,000
Granted	—
Forfeited	—
Vested	(14,000)
Nonvested at March 31, 2015	28,000

In December 2013, 1,000 Membership Interests were issued to a member of board of directors which vested February 2014.

As of March 31, 2015, there was $195,833 of total unrecognized compensation cost related to these awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In January 2015, the Company granted stock options to purchase 251,000 common shares to its five employees, outside directors, and certain non-employee consultants.  The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $11.35, with one-half of the options vesting upon issuance and the balance vesting evenly over the subsequent 24 months. A portion of the January stock option grant, 35,000 options, was granted to non-employees for services rendered.  As such, the Company expensed $353,150, the entire portion of those grants, at the grant date.

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

Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for comparison and expectations as to the price volatility assumptions required for fair value computation using the Black-Scholes methodology.

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Expected term	4.6 years	4.2 years
Volatility	60.2%	59.6%
Dividend yield	0%	0%
Risk free interest rate	1.31%	1.22%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

	Three Months Ended	Weighted Average
	March 31, 2015	Exercise Price
Outstanding at the beginning of the period	861,287	$13.90
Granted	251,000	$11.35
Forfeited	—
Outstanding and expected to vest at the end of the period	1,112,287	$13.32

Compensation expense relating to options for the three months ended March 31, 2015 and 2014 was $1,618,710 and $58,460, respectively.  The total compensation expense not yet recognized as of March 31, 2015 was $4,030,224.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of March 31, 2015 was approximately 1.9 years. The weighted average grant date fair value is $6.27. The intrinsic value of the stock options as of March 31, 2015 was $598,642, with a remaining weighted average contractual life of 6.14 years.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — SHARE-BASED PAYMENTS TO VENDORS

In January 2014, the Company entered into a Product Development Agreement with RRD International, LLC, pursuant to which RRD International, LLC provides certain strategic product development services to the Company during the term of the agreement which was calendar year 2014.  These product development services include the development, planning and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors.  As consideration for services rendered, the Company agreed to pay RRD International, LLC partially in cash and by issuing 7,604 of the Company’s Class A Membership Interests.  The Company expensed the fair value of the Class A Membership Interests, $50 per Class A Membership Interest, based on the most recent private placement.

In January 2015, the Company entered into a new amendment to the Product Development Agreement with RRD International, LLC dated January 2014, pursuant to which RRD International, LLC will continue to provide certain strategic product development services to the Company for an additional six month term.  As consideration for services rendered, the Company has agreed to pay RRD International, LLC a total of $600,000, consisting of $450,000 in cash and $150,000 in restricted shares of the Company’s common stock (12,346 shares).  Terms of services to be provided after June 2015, if any, will be negotiated at a later date.

NOTE 7 — LEASE OF OFFICE SPACE

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,717.  The term of the sublease ends on March 30, 2016 with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease is $153,747.

NOTE 8 — LEGAL MATTERS

The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active ingredient of the Product Locilex ™ on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce LCC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of the Genaera Corporation.

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

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period. All of the other defendants in this litigation also filed motions to dismiss, and a court order granted each and every motion to dismiss, with prejudice, without leave to refile, on August 12, 2013 based on the argument that Plaintiff’s claims were time barred. Plaintiff appealed the dismissal to the United States Third Circuit Court of Appeals seeking reversal of the dismissal. On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court’s dismissal of Plaintiff’s claims based on the expiration of the applicable statutes of limitation. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants filed the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service. The Third Circuit denied the request for en banc hearing and remanded this case to District Court.

This matter has now been remanded to District Court and all Defendants have again moved to dismiss the complaint for reasons other than being time barred.  The Company and the executives move for dismissal based on Plaintiff’s inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.  Defendants have filed their moving papers, and await Plaintiff’s response.  The Company anticipates hearing on these motions in late summer.  The Company intends to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

NOTE 9 — RELATED PARTY TRANSACTIONS

The individual employed as the Company’s Vice President, Finance and Corporate Development as of the closing of the initial public offering, is the owner of Aumoe Partners, LLC (“Aumoe”), which was engaged in January 2012 to perform certain financial advisory services.

The Company incurred $0 and $22,500 in fees to Aumoe for the three months ended March 31, 2015 and 2014, respectively, which were recorded in general and administrative expenses.

NOTE 10 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 1,112,287 of stock options, 28,000 unvested common shares, and 31,500 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.  On March 18, 2014, the Company completed a corporate conversion from a limited liability company to a corporation (the “Conversion”).  Accordingly, the outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of its 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock.  The effects of this Conversion on the Company’s net loss per share have been reflected for all periods presented retroactively.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the provisions of this amendment.

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

We believe that we have a clear clinical and regulatory pathway with the potential for near term United States Food and Drug Administration (or FDA) approval of Locilex®.  We have reached agreement with the FDA through a special protocol assessment (or SPA) for our Phase 3 program which is actively enrolling patients at up to 70 clinical trial centers in the U.S. We intend to complete OneStep-1 and OneStep-2, our two pivotal Phase 3, double blind, placebo-controlled superiority studies. We began enrollment in these studies in the third quarter of 2014, and we anticipate completing enrollment in the second half of 2015. We also conducted two separate Phase 1 skin irritation and skin sensitization studies and we reported data on the first of these two Phase 1 studies in Q3 2014 and reported data on the second Phase 1 study in Q1 2015. If the data from our Phase 3 studies are sufficient to meet the primary endpoint, we expect to submit our new drug application (or NDA) for Locilex® to the FDA soon thereafter. We expect to receive a response from the FDA within six months of our NDA submission.

Plan of Operation

Our primary objective is to establish Locilex® as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

• Complete the Phase 3 program for Locilex®.  As a result of our SPA for Locilex®, we believe the clinical pathway for Locilex® is clear. Working with our key third party vendors, we commenced our Phase 3 program in the third quarter of 2014 and, based upon the advice of our scientific vendors, we anticipate completing enrollment in the second half of 2015.

• Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoints, we plan to submit our NDA for Locilex® soon thereafter.

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

• Commence clinical and regulatory activities in Europe.  We plan to finalize our European Union (or E.U.) regulatory strategy and work toward filing a marketing authorization application (or MAA) in the E.U., under the centralized process promptly following the completion of our Phase 3 program in the U.S. We anticipate receiving regulatory advice from the European Medicine Agency’s Committee for Medicinal Products for Human Use (CHMP) in Q2 2015.

We will rely on our strong management team, board of directors and scientific advisors to execute our strategy. The individuals on our management team, board of directors and scientific advisors will contribute their significant development and regulatory experience to the development and commercialization of Locilex®.

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

We are conducting the OneStep-1 and OneStep-2 trials at up to 70 clinical sites in the U.S. The primary endpoint of the trials will be clinical success, defined as resolution of infection per the clinical judgment of each treating physician using the 2012 Infectious Diseases Society of America Clinical Practice Guideline for the Diagnosis and Treatment of Diabetic Foot Infections.  Microbiological success, defined as complete microbiological response, will be assessed as one of the secondary endpoints. All of the primary and secondary endpoints will be assessed for each patient on the 28th day following entry into the study.  Furthermore, the FDA has agreed that data from the Locilex® arm of the two prior Phase 3 non-inferiority studies conducted by Locilex®’s prior sponsor can be used to supplement our safety database.

We completed our Phase 1 skin irritation study in Q2 2014 and reported top line data in Q3 2014.  We also completed our Phase 1 skin sensitization study in Q4 2014 and reported top line data in Q1 2015.

Research Pharmaceutical Services, Inc. (a division of PRA International) is the contract research organization conducting our Phase 3 studies for Locilex®. This work is being performed under the auspices of RRD International, LLC, which is managing all aspects of our scientific, clinical and regulatory development.

We are a late-stage pharmaceutical company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. We incurred net losses of $4.2 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

Opportunities, Challenges and Risks

Our business and ability to execute our business strategy are subject to a number of risks and challenges including, without limitation, the following:

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

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2015 compared with the three months ended March 31, 2014:

	Three Months Ended March 31,		Percentage
	2015	2014	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$1,709	$1,817	(6)%
General and Administrative Expenses	$2,478	$727	241%
Total Operating Expenses	$4,187	$2,544	64%
Net Loss	$4,187	$2,544	64%

Research and Development Expenses

Research and development expenses were $1.7 million for the three months ended March 31, 2015, and $1.8 million for the three months ended March 31, 2014, a decrease of $0.1 million. Research and development expenses decreased slightly due to the large contractual expenses in 2014 for the commencement of the clinical trial work.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended March 31, 2015, and $0.7 million for the three months ended March 31, 2014, an increase of $1.8 million. The increase in general and administrative expenses is primarily attributable to an increase of $1.7 million for stock-based compensation related expenses and a $0.1 million increase in office related expenses.

Net Loss

Net loss was $4.2 million for the three months ended March 31, 2015, compared to $2.5 million for the three months ended March 31, 2014, an increase of $1.7 million, primarily due to a $1.8 million increase in general and administrative expenses, offset by $0.1 million decrease in research and development expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $26.5 million since inception. We have funded our operations primarily from equity issuances and a Federal government grant under the Qualified Therapeutic Discovery Act. We received net cash proceeds of approximately $9.7 million from equity financings closed between July 2010 and November 2013. All of those equity financings were consummated at $50 per Class A membership interest ($7.14 on a post-conversion basis) with 50% warrant coverage at 120% of the issue price or $60 per interest ($8.57 on a post-conversion basis). On March 18, 2014, we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

We believe that we have sufficient cash to fund our operations into the second half of 2016.

As of March 31, 2015, we had working capital of approximately $23.4 million, consisting primarily of $24.0 million of cash, offset by $0.7 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the three months ended March 31,
	2015	2014
	(in thousands)

Net cash used in operating activities	$(3,041)	$(2,251)
Net cash provided by financing activities	—	34,455

Net increase (decrease) in cash	$(3,041)	$32,204

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.0 million for the three months ended March 31, 2015.  The net loss for this period was greater than the net cash used in operating activities by $1.1 million, which was primarily attributable to $1.7 million of share-based compensation offset by a $0.6 million decrease in accounts payable and accrued expenses.

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2014. The net loss for this period was greater than the net cash used in operating activities by $0.3 million, which was primarily attributable to $0.5 million of share-based compensation offset by an increase in prepaid expenses of $0.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $34.5 million, which was attributable to the net proceeds from the Company’s initial public offering.

Contractual Obligations

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,717.  The term of the sublease is 23 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease is $153,747.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted.  The Company is currently evaluating the provisions of this amendment.

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

Share-Based Compensation

We account for the cost of services performed by employees and directors received in exchange for common stock, or stock options, based upon the grant date fair value of the award. In accordance with the Accounting Standards Codification, we recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes in our system of internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active ingredient of the Product Locilex ™ on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce LCC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of the Genaera Corporation.

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

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period. All of the other defendants in this litigation also filed motions to dismiss, and a court order granted each and every motion to dismiss, with prejudice, without leave to refile, on August 12, 2013 based on the argument that Plaintiff’s claims were time barred. Plaintiff appealed the dismissal to the United States Third Circuit Court of Appeals seeking reversal of the dismissal. On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court’s dismissal of Plaintiff’s claims based on the expiration of the applicable statutes of limitation. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants filed the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service. The Third Circuit denied the request for en banc hearing and remanded this case to District Court.

This matter has now been remanded to District Court and all Defendants have again moved to dismiss the complaint for reasons other than being time barred.  The Company and the executives move for dismissal based on Plaintiff’s inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.  Defendants have filed their moving papers, and await Plaintiff’s response.  The Company anticipates hearing on these motions in late summer.  The Company intends to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

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
Date: May 13, 2015

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer, and Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)