Form 10-Q
period 2015-06-30
Dipexium Pharmaceuticals, Inc.
filed 2015-08-12
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2015:   10,301,114

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended June 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the United States Securities Exchange Commission on March 23, 2015.  The results of operations for the quarterly period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash	$28,689,258	$27,040,325
Short-term Investments	11,991,949	—
Prepaid Expenses	229,547	120,128
TOTAL CURRENT ASSETS	40,910,754	27,160,453

OTHER ASSETS
Security Deposit	49,385	49,385
TOTAL OTHER ASSETS	49,385	49,385

TOTAL ASSETS	$40,960,139	$27,209,838

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,169,156	$1,260,598
TOTAL LIABILITIES	1,169,156	1,260,598

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock: $.001 par value, 30,000,000 shares authorized, 10,269,507 and 8,538,329
shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10,269	8,538
Additional paid-in capital	70,318,604	48,259,451
Accumulated deficit	(30,537,890)	(22,318,749)
TOTAL SHAREHOLDER’S EQUITY	39,790,983	25,949,240

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,960,139	$27,209,838

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES	$—	$—	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	2,290,266	2,592,917	3,999,665	4,409,607
General and Administrative Expenses	1,744,257	1,327,567	4,222,684	2,054,716

TOTAL OPERATING EXPENSES	4,034,523	3,920,484	8,222,349	6,464,323

LOSS FROM OPERATIONS	(4,034,523)	(3,920,484)	(8,222,349)	(6,464,323)

Interest Income	2,615	371	3,208	371

NET LOSS	$(4,031,908)	$(3,920,113)	$(8,219,141)	$(6,463,952)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.47)	$(0.46)	$(0.96)	$(0.90)

Weighted average common shares/units outstanding basic and diluted	8,584,554	8,537,877	8,568,441	7,151,252

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Accumulated	Total
	Shares	Amount	Additional Paid-In Capital	Deficit	Shareholders’ Equity
Balance at December 31, 2014	8,538,329	$8,538	$48,259,451	$(22,318,749)	$25,949,240

Share-Based payment to vendors	12,346	12	158,483		158,495

Share-Based compensation	14,000	14	2,187,762		2,187,776

Cashless Exercise of Warrants	2,832	3	(3)		—

Issuance of Common Stock, net of issuance costs	1,702,000	1,702	19,712,911		19,714,613

Net Loss				(8,219,141)	(8,219,141)

Balance at June 30, 2015 (unaudited)	10,269,507	$10,269	$70,318,604	$(30,537,890)	$39,790,983

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net Loss	$(8,219,141)	$(6,463,952)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	2,187,776	554,085
Share-Based Payments to Vendors	158,495	438,602
Amortization of short-term investment interest income	(2,271)

(Increase) / Decrease In:
Prepaid Expenses	(109,419)	(119,120)
Security Deposit	—	(49,385)
Accounts Payable and Accrued Expenses	(247,493)	(33,653)

Net Cash Used In Operating Activities	(6,232,053)	(5,673,423)

Investing Activities:
Purchase of Short-term Investments	(11,989,678)	—

Net Cash Used In Investing Activities	(11,989,678)	—

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	19,870,664	34,455,669

Net Cash Provided By Financing Activities	19,870,664	34,455,669

Net Increase In Cash	1,648,933	28,782,246

Cash at Beginning of Period	27,040,325	3,861,145

Cash at End of Period	$28,689,258	$32,643,391

SUPPLEMENTAL DISCLOSURE:
NONCASH OPERATING ACTIVITY
Accrued financing issuance costs	$156,051	$—

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Business:

Dipexium Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a late stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%).  The Company was formed on January 14, 2010.

On March 12, 2014, the Company completed a corporate conversion from a limited liability company to a corporation in conjunction with an initial public offering (“IPO”) of common stock.  As a result of the corporate conversion, holders of the Class A Membership Interests and warrants in Dipexium Pharmaceuticals, LLC, became holders of common stock and warrants of Dipexium Pharmaceuticals, Inc.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an IPO of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million.  As of June 30, 2015, the Company had cash and short-term investments totaling approximately $40.7 million.  Based on the Company’s projected expenditures for 2015, management currently believes that its current cash balances should be sufficient to fund the Company’s operations through 2017.  However, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

There can be no assurance that the Company’s research and development will be successfully completed or that any Company product will be approved or commercially viable.  The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, development of sales and marketing infrastructure and compliance with Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

Unaudited Condensed Interim Financial Data

The accompanying interim condensed financial statements are unaudited.  These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report for the year ended December 31, 2014, and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014.  The December 31, 2014 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures required by GAAP for complete financial statements.

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

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash, Cash equivalents, and Short-Term Investments

The Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Instruments with maturities greater than three months but less than twelve months are included in short-term investments.  The Company purchases United States Treasury bills with maturities ranging from six to twelve months which are classified as being held to maturity and are carried at amortized cost.  Securities classified as held to maturity securities are those securities that management has the intent and ability to hold to maturity.

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

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  At times, the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amounts of $2,290,266 and $2,592,917 for the three months ended June 30, 2015 and 2014, respectively and $3,999,665 and $4,409,607 for the six months ended June 30, 2015 and 2014, respectively.

Although the Company manages the conduct of its clinical trials, it relies on third parties to conduct its clinical and preclinical studies and to provide services, including data management, statistical analysis and electronic compilation for clinical trials, as well as for the manufacture of clinical trial supplies. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that are considered in preparing these estimates include the number of subjects enrolled in studies, milestones achieved and other criteria related to the efforts of the vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company records net prepaid or accrued expenses related to these costs.

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

Subsequent to the corporate conversion in March 2014, the Company became a taxable entity.  As such, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the three and six months ended June 30, 2015 and is forecasting additional losses through year end, resulting in an estimated net loss for both financial statement and tax purposes.  Therefore, no Federal or state income tax expense has been recorded in the financial statements.

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it would be more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded at December 31, 2014 and June 30, 2015.  In the event, the Company becomes profitable for a period of two or more years with future expectations at that time of profitability for future years prior to any significant change in its equity capitalization, the Company would have an opportunity to realize benefit from the deferred tax asset at such time in the future.

Fair value of financial instruments

The carrying amount of certain of the Company’s financial instruments including cash and accounts payable are shown at cost, which approximates fair value.  Short-term investments with maturities ranging from six to twelve months are classified as being held to maturity and are carried at amortized cost.  The age of gross unrealized gains and the fair value of related securities at June 30, 2015 were as follows:

	Total (maturities within 12 months)
	Amortized Cost	Unrealized Gains	Fair Value
Held to Maturity:
Debt Securities:
United States Government sponsored bonds	$11,991,949	$1,251	$11,993,200

For the three and six months ended June 30, 2015, the amount of amortized interest income was $2,271.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Accrued compensation expense	$196,785	$511,769
Accrued research and development	684,685	641,997
Accrued professional fees	113,356	23,901
Accrued financing issuance costs	156,051	—
Other accounts payable and accrued expenses	18,279	82,931
Totals	$1,169,156	$1,260,598

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

In January 2015, the Company entered into a new amendment to the Product Development Agreement with RRD International, LLC (“RRD”) dated January 2014, pursuant to which RRD will continue to provide certain strategic product development services to the Company for an additional six month term. These product development services include management of the Company’s ongoing Phase 3 clinical trials, developing, planning and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors. As consideration for services rendered, the Company has agreed to pay RRD International, LLC a total of $600,000, consisting of $450,000 in cash and $150,000 in restricted shares of the Company’s common stock (12,346 shares). The Company will recognize the costs incurred in connection with this agreement as research and development expenses as services are rendered.  The Company recorded research and development expense relating to this agreement of $304,661 and $608,495, including the cash payments and stock issuance, for the three and six months ended June 30, 2015, respectively.

On June 30, 2015, the Company completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in net proceeds of approximately $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

NOTE 5 — SHARE-BASED COMPENSATION and STOCK OPTIONS

Prior to the corporate conversion in March 2014, the Company granted awards of restricted Class A Membership Interests to board members in exchange for services.  These membership interests awards were originally scheduled to vest over a period of either 3 or 4 years, with the first year beginning on the date the member joined the board.  In each case, these membership interests involved accelerated vesting upon a change of control or other business combination.  The fair value of the membership interests granted was equal to the per-membership interest value of the most recent private placement ($50 per membership interest).  Total compensation expense in the amount of $25,000 and $37,500 has been recorded as director fees for the three months ended June 30, 2015 and 2014, respectively, and $50,000 and $75,000 for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the non-vested Class A Membership Interests at June 30, 2015 giving effect to the corporate conversion and the associated activity for the year ended December 31, 2014 and the six months ended June 30, 2015:

Class A
Membership Interests
converted to Common Stock 7:1 ratio
Nonvested at January 1, 2014	77,000
Granted	—
Forfeited	(21,000)
Vested	(14,000)
Nonvested at December 31, 2014	42,000
Granted	—
Forfeited	—
Vested	(14,000)
Nonvested at June 30, 2015	28,000

In December 2013, 1,000 Membership Interests were issued to a member of the board of directors which vested in February 2014.

As of June 30, 2015, there was $170,833 of total unrecognized compensation cost related to these awards. That cost is expected to be recognized over a weighted average period of 1.75 years.

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

In March 2014, effective at the closing of the Company’s IPO, the Company granted stock options to purchase 853,787 common shares (10% of the common stock outstanding) to its four executives.  The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $13.93 and vest over thirty-six (36) equal monthly installments.  In April 2014, a new employee received 7,500 stock options at an exercise price of $10.46 vesting over a three (3) year period.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Expected term	4.6 years	4.3 years
Volatility	60.2%	59.6%
Dividend yield	0%	0%
Risk free interest rate	1.31%	1.23%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

	Six Months Ended	Weighted Average
	June 30, 2015	Exercise Price
Outstanding at the beginning of the period	861,287	$13.90
Granted	251,000	$11.35
Forfeited	—
Outstanding and expected to vest at the end of the period	1,112,287	$13.32

Compensation expense relating to options for the three months ended June 30, 2015 and 2014 was $519,066 and $420,625, respectively, and $2,137,776 and $479,085 for the six months ended June 30, 2015 and 2014, respectively.  The total compensation expense not yet recognized as of June 30, 2015 was $3,511,159.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of June 30, 2015 was approximately 1.7 years. The weighted average grant date fair value is $6.27. The intrinsic value of the stock options as of June 30, 2015 was $360,820, with a remaining weighted average contractual life of 5.9 years.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — SHARE-BASED PAYMENTS TO VENDORS

In January 2014, the Company entered into a Product Development Agreement with RRD International, LLC (“RRD”), pursuant to which RRD provides certain strategic product development services to the Company during the term of the agreement which was calendar year 2014.  These product development services include the management of the Company’s ongoing Phase 3 clinical trials, developing, planning and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors.  As consideration for services rendered, the Company agreed to pay RRD partially in cash and by issuing 7,604 of the Company’s Class A Membership Interests.  The Company expensed the fair value of the Class A Membership Interests, $50 per Class A Membership Interest, based on the most recent private placement.

In January 2015, the Company entered into a new amendment to the Product Development Agreement with RRD dated January 2014, pursuant to which RRD will continue to provide certain strategic product development services to the Company for an additional six month term.  As consideration for services rendered, the Company has agreed to pay RRD a total of $600,000, consisting of $450,000 in cash and $150,000 in restricted shares of the Company’s common stock (12,346 shares).

In July 2015, the Company entered into two new amendments to the Product Development Agreement with RRD (originally dated January 2014) pursuant to which RRD will continue to provide the strategic product development services described above.  Please see Note 12 “Subsequent Events” below.

NOTE 7 — LEASE OF OFFICE SPACE

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,717.  The term of the sublease ends on March 30, 2016 with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease from July 1, 2015 to March 30, 2016 are $115,596.

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

This matter has now been remanded to District Court and all Defendants have again moved to dismiss the complaint for reasons other than being time barred.  The Company and the executives move for dismissal based on Plaintiff’s inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.  Defendants have filed their moving papers, and the Plaintiff responded in July 2015.  The District Court has ordered a hearing on this which is expected to occur in September 2015.  The Company intends to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

NOTE 9 — RELATED PARTY TRANSACTIONS

The individual employed as the Company’s Vice President, Finance and Corporate Development as of the closing of the initial public offering, is the owner of Aumoe Partners, LLC (“Aumoe”), which was engaged in January 2012 to perform certain financial advisory services.

The Company incurred $0 in fees to Aumoe for both three month periods ended June 30, 2015 and 2014, respectively, and $0 and $22,500 for the six months ended June 30, 2015 and 2014, respectively, which were recorded in general and administrative expenses.

NOTE 10 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three and six months ended June 30, 2015 and 2014 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 1,112,287 of stock options, 28,000 unvested common shares, and 24,500 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.  On March 12, 2014, the Company completed a corporate conversion from a limited liability company to a corporation (the “Conversion”).  Accordingly, the outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of its 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock.  The effects of this Conversion on the Company’s net loss per share have been reflected for all periods presented retroactively.

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

NOTE 12 — SUBSEQUENT EVENTS

In July 2015, the Company entered into two new amendments to the Product Development Agreement with RRD dated January 2014, pursuant to which RRD will continue to provide certain strategic product development services to the Company for an additional six month term.  These services include management of the Company’s ongoing Phase 3 clinical trials, developing, planning, and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors.  The services also include activities to support the initiation and the preparation of the New Drug Application (“NDA”) Amendment.  As consideration for the services rendered, the Company has agreed to pay RRD approximately $1.7 million, consisting of approximately $1.27 million in cash and approximately $423,000 in restricted common stock (31,607 shares).  Terms of the services to be provided after December 2015, if any, will be negotiated at a later date.  The Company will recognize the costs incurred in connection with this agreement as research and development expenses as services are rendered.

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

We believe that we have a clear clinical and regulatory pathway in both the United States and Europe for the regulatory approval of Locilex®.  We have reached agreement with the FDA through a special protocol assessment (or SPA) for our Phase 3 program which is actively enrolling patients at up to 70 clinical trial centers in the U.S. We intend to complete enrollment in the OneStep-1 and OneStep-2, our two pivotal Phase 3, double blind, placebo-controlled superiority studies, in the second half of 2015.  We also conducted two separate Phase 1 skin irritation and skin sensitization studies and we reported data on the first of these two Phase 1 studies in Q3 2014 and reported data on the second Phase 1 study in Q1 2015. If the data from our Phase 3 studies are sufficient to meet the primary endpoint, we expect to submit our new drug application (or NDA) for Locilex® to the FDA soon thereafter. We expect to receive a response from the FDA within six months of our NDA submission.

In Europe, we received formal clinical and regulatory guidance from the European Medicines Agency (or EMA) in May 2015.  Based on this formal guidance, if the data from our Phase 3 studies are favorable, we anticipate filing a marketing authorization application (or MAA) for approval in Europe under the centralized process soon after the NDA submission to the FDA with related European approval anticipated in late 2017 or early 2018.

Plan of Operation

Our primary objective is to establish Locilex® as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

• Complete the Phase 3 program for Locilex®.  As a result of our SPA for Locilex®, we believe the U.S. clinical pathway for Locilex® is clear. Working with our key third party vendors, we commenced our Phase 3 program in the third quarter of 2014 and, based upon the advice of our scientific vendors, we anticipate completing enrollment in the second half of 2015.

• Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoint, we plan to submit our NDA for Locilex®.

• Commercially launch Locilex® in the U.S.  We plan to utilize a small specialty sales force to launch Locilex®, if it is approved, in the U.S., initially targeting podiatrists and potentially expanding to other specialty healthcare providers.

• Expand Locilex®’s FDA-approved uses.  If we are able to obtain FDA approval in Mild DFI, we will consider seeking additional FDA approvals that will enable us to expand the Locilex® label to include patients with Moderate DFI and certain other mild or moderate skin and skin structure infections in superficial wounds.

• Commercialize Locilex® in Europe.  We received formal clinical and regulatory guidance from the European Medicine Agency (EMA) in May 2015.  Based upon the EMA guidance, we anticipate filing a MAA in the European Union under the centralized process in 2016 at or shortly after our intended submission of the NDA to the FDA in the United States provided that we receive favorable efficacy, safety, and microbiology data upon completion of our Phase 3 program in the United States.

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

We have an SPA with the FDA relating to the trial design for our Phase 3 studies. The SPA calls for us to conduct two placebo-controlled pivotal Phase 3 studies, but does not require us to demonstrate equivalence to oral antibiotics. Enrollment has commenced in these two pivotal Phase 3 studies and we expect to complete enrollment in the second half of 2015. Both trials will be randomized, placebo-controlled double blind, multi-center trials in 180 evaluable patients in each trial.  These trials are designed to establish the superiority of Locilex® over placebo-cream in the treatment of Mild DFI.

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

We are a late-stage pharmaceutical company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. We incurred net losses of $4.0 million and $8.2 million for the three and six months ended June 30, 2015, respectively.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2015 compared with the three months ended June 30, 2014:

	Three Months Ended June 30,		Percentage
	2015	2014	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$2,290	$2,593	(12)%
General and Administrative Expenses	$1,745	$1,327	31%
Total Operating Expenses	$4,035	$3,920	3%
Interest Income	$3	$—	—
Net Loss	$4,032	$3,920	3%

Research and Development Expenses

Research and development expenses were $2.3 million for the three months ended June 30, 2015, and $2.6 million for the three months ended June 30, 2014, a decrease of $0.3 million. Research and development expenses decreased slightly due to the higher manufacturing related expenses in 2014 for the commencement of the clinical trial.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended June 30, 2015, and $1.3 million for the three months ended June 30, 2014, an increase of $0.4 million. The increase in general and administrative expenses is attributable to an increase of $0.2 in professional and administrative related costs, $0.1 million for stock-based compensation related expenses, and a $0.1 million increase in conference related expenses.

Net Loss

Net loss was $4.0 million for the three months ended June 30, 2015, compared to $3.9 million for the three months ended June 30, 2014, an increase of $0.1 million, primarily due to a $0.4 million increase in general and administrative expenses, offset by $0.3 million decrease in research and development expenses due to the reasons stated above.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Summary Table

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2015 compared with the six months ended June 30, 2014:

	Six Months Ended June 30,		Percentage
	2015	2014	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$4,000	$4,410	(9)%
General and Administrative Expenses	$4,222	$2,054	105%
Total Operating Expenses	$8,222	$6,464	27%
Interest Income	$3	$—	—
Net Loss	$8,219	$6,464	27%

Research and Development Expenses

Research and development expenses were $4.0 million for the six months ended June 30, 2015, and $4.4 million for the six months ended June 30, 2014, a decrease of $0.4 million. Research and development expenses decreased slightly due to the large contractual and manufacturing expenses in 2014 for the commencement of the clinical trial work.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the six months ended June 30, 2015, and $2.1 million for the six months ended June 30, 2014, an increase of $2.1 million. The increase in general and administrative expenses is primarily attributable to an increase of $1.7 million for stock-based compensation related expenses and a $0.4 million increase in professional and administrative related expenses.

Net Loss

Net loss was $8.2 million for the six months ended June 30, 2015, compared to $6.5 million for the six months ended June 30, 2014, an increase of $1.7 million, primarily due to a $2.1 million increase in general and administrative expenses, offset by $0.4 million decrease in research and development expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $30.5 million since inception. We have funded our operations primarily from equity issuances and a Federal government grant under the Qualified Therapeutic Discovery Act. We received net cash proceeds of approximately $9.7 million from equity financings closed between July 2010 and November 2013. All of those equity financings were consummated at $50 per Class A membership interest ($7.14 on a post-conversion basis) with 50% warrant coverage at 120% of the issue price or $60 per interest ($8.57 on a post-conversion basis). On March 18, 2014, we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

On June 30, 2015, the Company completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in net proceeds of $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

We believe that we have sufficient cash to fund our operations through 2017.

As of June 30, 2015, we had working capital of approximately $39.7 million, consisting primarily of $40.7 million of cash and short-term investments, offset by $1.2 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the six months ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(6,232)	$(5,673)
Net cash used in investing activities	(11,990)	—
Net cash provided by financing activities	19,871	34,455
Net increase in cash	$1,649	$28,782

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.2 million for the six months ended June 30, 2015.  The net loss for this period was greater than the net cash used in operating activities by $1.9 million, which was primarily attributable to $2.2 million of share-based compensation offset by a $0.3 million decrease in accounts payable and accrued expenses.

Net cash used in operating activities was $5.7 million for the six months ended June 30, 2014. The net loss for this period was greater than the net cash used in operating activities by $0.8 million, which was primarily attributable to $1.0 million of share-based compensation offset by an increase in prepaid expenses and other assets of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $11.9 million, which was attributable to the Company’s investment in United States Treasury Bills.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $19.9 million, which was attributable to the net proceeds from the Company’s June 30, 2015 public offering.

Net cash provided by financing activities for the six months ended June 30, 2014 was $34.5 million, which was attributable to the net proceeds from the Company’s initial public offering.

Contractual Obligations

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,717.  The term of the sublease is 23 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease are $115,596.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

This matter has now been remanded to District Court and all Defendants have again moved to dismiss the complaint for reasons other than being time barred.  The Company and the executives move for dismissal based on Plaintiff’s inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.  Defendants have filed their moving papers, and Plaintiff responded in July 2015.  The District Court has ordered a hearing on this which is expected to occur in September 2015.  The Company intends to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

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
Date: August 12, 2015

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer, and Principal Executive Officer)

By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)