Form 10-Q
period 2015-09-30
Dipexium Pharmaceuticals, Inc.
filed 2015-11-13
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2015:   10,301,114

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended September 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the United States Securities Exchange Commission on March 23, 2015.  The results of operations for the quarterly period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash	$9,193,701	$27,040,325
Short-term Investments	26,980,005	—
Prepaid Expenses	154,831	120,128
TOTAL CURRENT ASSETS	36,328,537	27,160,453

OTHER ASSETS
Security Deposit	49,385	49,385
TOTAL OTHER ASSETS	49,385	49,385

TOTAL ASSETS	$36,377,922	$27,209,838

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$805,765	$1,260,598
TOTAL LIABILITIES	805,765	1,260,598

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock: $.001 par value, 30,000,000 shares authorized, 10,301,114 and 8,538,329 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10,301	8,538
Additional paid-in capital	71,119,062	48,259,451
Accumulated deficit	(35,557,206)	(22,318,749)
TOTAL SHAREHOLDERS’ EQUITY	35,572,157	25,949,240

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,377,922	$27,209,838

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES	$—	$—	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	3,457,165	2,529,457	7,456,829	6,939,063
Selling, General and Administrative Expenses	1,571,511	1,314,441	5,794,195	3,369,159

TOTAL OPERATING EXPENSES	5,028,676	3,843,898	13,251,024	10,308,222

LOSS FROM OPERATIONS	(5,028,676)	(3,843,898)	(13,251,024)	(10,308,222)

Interest Income	9,359	744	12,567	1,115

NET LOSS	$(5,019,317)	$(3,843,154)	$(13,238,457)	$(10,307,107)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.49)	$(0.45)	$(1.45)	$(1.35)

Weighted average common shares/units outstanding basic and diluted	10,274,718	8,537,877	9,139,310	7,618,540

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Accumulated	Total
	Shares	Amount	Additional Paid-In Capital	Deficit	Shareholders’ Equity
Balance at December 31, 2014	8,538,329	$8,538	$48,259,451	$(22,318,749)	$25,949,240

Share-Based payments to vendors	43,953	44	385,603		385,647

Share-Based compensation	14,000	14	2,731,828		2,731,842

Cashless Exercise of Warrants	2,832	3	(3)		—

Issuance of Common Stock, net of issuance costs	1,702,000	1,702	19,742,183		19,743,885

Net Loss				(13,238,457)	(13,238,457)

Balance at September 30, 2015 (unaudited)	10,301,114	$10,301	$71,119,062	$(35,557,206)	$35,572,157

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net Loss	$(13,238,457)	$(10,307,107)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	2,731,842	971,615
Share-Based Payments to Vendors	385,647	450,012
Amortization of short-term investment interest income	(11,319)

(Increase) / Decrease In:
Prepaid Expenses	(34,703)	(87,349)
Security Deposit	—	(49,385)
Accounts Payable and Accrued Expenses	(454,833)	597,915

Net Cash Used In Operating Activities	(10,621,823)	(8,424,299)

Investing Activities:

Purchase of Short-term Investments	(26,968,686)	—

Net Cash Used In Investing Activities	(26,968,686)	—

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	19,743,885	34,455,669

Net Cash Provided By Financing Activities	19,743,885	34,455,669

Net Increase (Decrease) In Cash	(17,846,624)	26,031,370

Cash at Beginning of Period	27,040,325	3,861,145

Cash at End of Period	$9,193,701	$29,892,515

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Business

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an IPO of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million.  As of September 30, 2015, the Company had cash and short-term investments totaling approximately $36.2 million.  Based on the Company’s projected expenditures for 2015 through 2017, management currently believes that its current cash balances should be sufficient to fund the Company’s operations through 2017.  However, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

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

Unaudited Condensed Interim Financial Data

The accompanying interim condensed financial statements are unaudited.  These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report for the year ended December 31, 2014, and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014.  The December 31, 2014 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures required by GAAP for complete financial statements.

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

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Instruments with maturities greater than three months, but less than twelve months are included in short-term investments.  The Company purchases United States Treasury bills with maturities ranging from six to twelve months which are classified as being held to maturity and are carried at amortized cost.  Securities classified as held to maturity securities are those securities that management has the intent and ability to hold to maturity.

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

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, “Accounting for Research and Development Costs”, the Company expenses research and development costs when incurred.  At times, the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amounts of $3,457,165 and $2,529,457 for the three months ended September 30, 2015 and 2014, respectively, and $7,456,829 and $6,939,063 for the nine months ended September 30, 2015 and 2014, respectively.

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

Subsequent to the corporate conversion in March 2014, the Company became a taxable entity.  As such, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the three and nine months ended September 30, 2015 and is forecasting additional losses through year end, resulting in an estimated net loss for both financial statement and tax purposes.  Therefore, no Federal or state income tax expense has been recorded in the financial statements.

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it would be more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded at September 30, 2015 and December 31, 2014.  In the event, the Company becomes profitable for a period of two or more years with future expectations at that time of profitability for future years prior to any significant change in its equity capitalization, the Company would have an opportunity to realize benefit from the deferred tax asset at such time in the future.

Fair value of financial instruments

The carrying amount of certain of the Company’s financial instruments including cash and accounts payable are shown at cost, which approximates fair value.  Short-term investments with maturities ranging from six to twelve months are classified as being held to maturity and are carried at amortized cost.  The age of gross unrealized gains and the fair value of related securities at September 30, 2015 were as follows:

	Total (maturities within 12 months)
	Amortized Cost	Unrealized Gain	Fair Value
Held to Maturity:
Debt Securities:
United States Government sponsored bonds	$26,968,686	$18,854	$26,987,540

For the three and nine months ended September 30, 2015, the amount of amortized interest income was $9,050 and $11,319, respectively.  The carrying value of $26,980,005 as of September 30, 2015, is equal to the amortized cost plus the amortized interest income.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Accrued compensation expense	$358,552	$511,769
Accrued research and development	407,507	641,997
Accrued professional fees	29,377	23,901
Other accounts payable and accrued expenses	10,329	82,931
Totals	$805,765	$1,260,598

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

NOTE 5 — SHARE-BASED COMPENSATION and STOCK OPTIONS

Prior to the corporate conversion in March 2014, the Company granted awards of restricted Class A Membership Interests to board members in exchange for services.  These membership interests awards were originally scheduled to vest over a period of either 3 or 4 years, with the first year beginning on the date the member joined the board.  In each case, these membership interests involved accelerated vesting upon a change of control or other business combination.  The fair value of the membership interests granted was equal to the per-membership interest value of the most recent private placement ($50 per membership interest).  Total compensation expense in the amount of $25,000 has been recorded as director fees for the three months ended September 30, 2015 and 2014, respectively, and $75,000 and $100,000 for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the non-vested Class A Membership Interests at September 30, 2015 giving effect to the corporate conversion and the associated activity for the year ended December 31, 2014 and the nine months ended September 30, 2015:

Class A
Membership Interests
converted to Common Stock 7:1 ratio
Nonvested at January 1, 2014	77,000
Granted	—
Forfeited	(21,000)
Vested	(14,000)
Nonvested at December 31, 2014	42,000
Granted	—
Forfeited	—
Vested	(14,000)
Nonvested at September 30, 2015	28,000

In December 2013, 1,000 Membership Interests were issued to a member of the board of directors which vested in February 2014.

As of September 30, 2015, there was $145,832 of total unrecognized compensation cost related to these awards. That cost is expected to be recognized over a weighted average period of 1.5 years.

In November 2013, the board of directors adopted the 2013 Equity Incentive Plan.  The plan became effective as of the completion of the corporate conversion and the closing of the IPO.  The 2013 Equity Incentive Plan currently reserves 2,141,169 common shares available for issuance.  The purpose of the plan is to attract and retain directors, officers, and employees whose services are considered valuable to the Company.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Expected term	4.6 years	4.3 years
Volatility	60.2%	59.6%
Dividend yield	0%	0%
Risk free interest rate	1.31%	1.23%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

	Nine Months Ended	Weighted Average
	September 30, 2015	Exercise Price
Outstanding at the beginning of the period	861,287	$13.90
Granted	251,000	$11.35
Forfeited	—
Outstanding and expected to vest at the end of the period	1,112,287	$13.32

Compensation expense relating to options for the three months ended September 30, 2015 and 2014 was $519,066 and $421,697, respectively, and $2,656,842 and $900,782 for the nine months ended September 30, 2015 and 2014, respectively.  The total compensation expense not yet recognized as of September 30, 2015 was $2,992,093.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of September 30, 2015 was approximately 1.4 years. The weighted average grant date fair value is $6.27. The intrinsic value of the stock options as of September 30, 2015 was $751,465, with a remaining weighted average contractual life of 5.6 years.

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

In January 2015, the Company entered into a new amendment to the Product Development Agreement with RRD dated January 2014, pursuant to which RRD will continue to provide certain strategic product development services to the Company for an additional six month term.  As consideration for services rendered, the Company has agreed to pay RRD a total of $600,000, consisting of $450,000 in cash and $150,000 in restricted shares of the Company’s common stock (12,346 shares).  The Company recorded research and development expense relating to this six month agreement of $608,495, including the cash payments and stock issuance.

In July 2015, the Company entered into two new amendments to the Product Development Agreement with RRD dated January 2014, pursuant to which RRD will continue to provide certain strategic product development services to the Company for an additional six month term.  These services include management of the Company’s ongoing Phase 3 clinical trials, developing, planning, and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors.  The services also include activities to support the initiation and the preparation of the New Drug Application (“NDA”) Amendment.  As consideration for the services rendered, the Company has agreed to pay RRD approximately $1.7 million, consisting of approximately $1.27 million in cash and approximately $423,000 in restricted common stock (31,607 shares).  Terms of the services to be provided after December 2015, if any, will be negotiated at a later date.  The Company recognizes the costs incurred in connection with this agreement as research and development expenses as services are rendered.  The Company recorded research and development expense relating to this agreement of $862,276, including cash and stock issuance, for the three months ended September 30, 2015.  For the nine months ended September 30, 2015, the Company recorded $385,647 of research and development costs as it relates to vendor equity issuances.

NOTE 7 — LEASE OF OFFICE SPACE

Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $12,717.  The term of the sublease ends on March 30, 2016 with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease from October 1, 2015 to March 30, 2016 are $77,445.

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

This matter was remanded to District Court and all Defendants moved to dismiss the complaint for reasons other than being time barred.  The Company and the executives moved for dismissal based on Plaintiff’s inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.    The District Court held a hearing on this which occurred in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its executives.    Although the plaintiff may appeal, the Company will continue to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

NOTE 9 — RELATED PARTY TRANSACTIONS

The individual employed as the Company’s Vice President, Finance and Corporate Development as of the closing of the initial public offering, is the owner of Aumoe Partners, LLC (“Aumoe”), which was engaged in January 2012 to perform certain financial advisory services.

The Company incurred $0 in fees to Aumoe for both three month periods ended September 30, 2015 and 2014, and $0 and $22,500 for the nine months ended September 30, 2015 and 2014, respectively, which were recorded in general and administrative expenses.

The Company engaged the consulting services of Drug Development Advisors (“DDA”) pursuant to which DDA performed detailed analysis on a number of the Company’s preclinical studies in connection with the NDA process.  DDA is owned and operated by a member of the Company’s board of directors.

The Company incurred expenses paid to DDA in the amounts of $5,250 and $14,488 for the three months ended September 30, 2015 and 2014, respectively, and $19,488 and $25,183 for the nine months ended September 30, 2015 and 2014, respectively, which were recorded in research and development expenses.

NOTE 10 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 1,112,287 of stock options, 43,804 unvested common shares, and 24,500 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.  On March 12, 2014, the Company completed a corporate conversion from a limited liability company to a corporation (the “Conversion”).  Accordingly, the outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of its 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock.  The effects of this Conversion on the Company’s net loss per share have been reflected for all periods presented retroactively.

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

We believe that we have a clear clinical and regulatory pathway in both the United States and Europe for the regulatory approval of Locilex®.  We have reached agreement with the FDA through a special protocol assessment (or SPA) for our Phase 3 program which is actively enrolling patients at up to 70 clinical trial centers in the U.S. We intend to complete enrollment in the OneStep-1 and OneStep-2, our two pivotal Phase 3, double blind, placebo-controlled superiority studies, in early 2016.  We also conducted two separate Phase 1 skin irritation and skin sensitization studies and we reported data on the first of these two Phase 1 studies in Q3 2014 and reported data on the second Phase 1 study in Q1 2015. If the data from our Phase 3 studies are sufficient to meet the primary endpoint, we expect to submit our new drug application (or NDA) for Locilex® to the FDA soon thereafter. We expect to receive a response from the FDA within six months of our NDA submission.

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

Plan of Operation

Our primary objective is to establish Locilex® as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

• Complete the Phase 3 program for Locilex®.  As a result of our SPA for Locilex®, we believe the U.S. clinical pathway for Locilex® is clear. Working with our key third party vendors, we commenced our Phase 3 program in the third quarter of 2014 and, based upon the advice of our scientific vendors, we anticipate completing enrollment in early 2016.

• Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoint, we plan to submit our NDA for Locilex® for the treatment of Mild DFI.  We anticipate this submission will be filed, assuming favorable data from the Phase 3 program, late in 2016.

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

• Commercialize Locilex® in Europe.  We received formal clinical and regulatory guidance from the European Medicine Agency (EMA) in May 2015.  Based upon the EMA guidance, we anticipate filing a MAA in the European Union under the centralized process late in 2016 or early in 2017, at or shortly after our intended submission of the NDA to the FDA in the United States, provided that we receive favorable efficacy, safety, and microbiology data upon completion of our Phase 3 program in the United States.

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

We have an SPA with the FDA relating to the trial design for our Phase 3 studies. The SPA calls for us to conduct two identical placebo-controlled pivotal Phase 3 studies, but does not require us to demonstrate equivalence to oral antibiotics. We have surpassed 50% enrollment in these two pivotal Phase 3 studies and we expect to complete enrollment in early 2016.  Both trials are randomized, placebo-controlled double blind, multi-center trials of 180 evaluable patients in each trial.  These trials are designed to establish the superiority of Locilex® over placebo-cream in the treatment of Mild DFI.

We are conducting the OneStep-1 and OneStep-2 trials at up to 70 clinical sites in the U.S. The primary endpoint of the trials is clinical success, defined as resolution of infection per the clinical judgment of each treating physician using the 2012 Infectious Diseases Society of America Clinical Practice Guideline for the Diagnosis and Treatment of Diabetic Foot Infections.  Microbiological success, defined as complete microbiological response, is being assessed as one of the secondary endpoints. All of the primary and secondary endpoints will be assessed for each patient on the 28th day following entry into the study.  Furthermore, the FDA has agreed that data from the Locilex® arm of the two prior Phase 3 non-inferiority studies conducted by Locilex®’s prior sponsor can be used to supplement our safety database.

We completed our Phase 1 skin irritation study in Q2 2014 and reported top line data in Q3 2014.  We also completed our Phase 1 skin sensitization study in Q4 2014 and reported top line data in Q1 2015.

We passed the 50% enrollment milestones in the OneStep-1 and OneStep-2 Phase 3 clinical trials in Q3 2015 and Q4 2015, respectively.

Research Pharmaceutical Services, Inc. (a division of PRA International) is the contract research organization conducting our Phase 3 studies for Locilex®. This work is being performed under the auspices of RRD, which is managing all aspects of our scientific, clinical and regulatory development including the OneStep-1 and OneStep-2 trials.

We are a late-stage pharmaceutical company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. We incurred net losses of $5.0 million and $13.2 million for the three and nine months ended September 30, 2015, respectively.

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

• Manufacturing issues may prevent Locilex® from receiving regulatory approval.  Although we believe that we have successfully worked with our third-party vendors to resolve the manufacturing issues encountered by Locilex®’s prior sponsor and previously identified by the FDA, to the extent that such issues are not resolved or to the extent new issues arise, regulatory approval for Locilex® may be delayed or withheld, and we may not be able to meet the developmental milestones necessary to continue our business.

• Even if Locilex® is approved, the market may not accept it as a viable treatment option. Even if Locilex® is approved, there is a risk that it may not be accepted in the marketplace for a variety of reasons. If we are unable to generate substantial revenue from sales of Locilex®, our business will be substantially harmed.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2015 compared with the three months ended September 30, 2014:

	Three Months Ended September 30,		Percentage
	2015	2014	Increase
	(in thousands)
Research and Development Expenses	$3,457	$2,529	37%
Selling, General and Administrative Expenses	$1,571	$1,315	19%
Total Operating Expenses	$5,028	$3,844	31%
Interest Income	$9	$1	800%
Net Loss	$5,019	$3,843	31%

Research and Development Expenses

Research and development expenses were $3.5 million for the three months ended September 30, 2015, and $2.5 million for the three months ended September 30, 2014, an increase of $1.0 million. Research and development expenses increased due to $0.3 million in higher manufacturing related expenses due to manufacturing scale-up activities and $0.7 million in expenses relating to increased phase 3 clinical trial enrollment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.6 million for the three months ended September 30, 2015, and $1.3 million for the three months ended September 30, 2014, an increase of $0.3 million. The increase in selling, general and administrative expenses is attributable to an increase of $0.2 million in marketing related professional fees and $0.1 million for stock-based non-cash compensation related expenses.

Net Loss

Net loss was $5.0 million for the three months ended September 30, 2015, compared to $3.8 million for the three months ended September 30, 2014, an increase of $1.2 million, primarily due to a $0.3 million increase in selling, general and administrative expenses and a $0.9 million increase in research and development expenses due to the reasons stated above.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Summary Table

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014:

	Nine Months Ended September 30,		Percentage
	2015	2014	Increase
	(in thousands)
Research and Development Expenses	$7,457	$6,939	7%
Selling, General and Administrative Expenses	$5,794	$3,369	72%
Total Operating Expenses	$13,251	$10,308	28%
Interest Income	$13	$1	1,200%
Net Loss	$13,238	$10,307	28%

Research and Development Expenses

Research and development expenses were $7.5 million for the nine months ended September 30, 2015, and $6.9 million for the nine months ended September 30, 2014, an increase of $0.6 million due an increase of $0.9 million in clinical trial related expenses offset by a $0.3 million decrease in manufacturing related expenses as a result of the prior year commencement of the clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.8 million for the nine months ended September 30, 2015, and $3.4 million for the nine months ended September 30, 2014, an increase of $2.4 million. The increase in selling, general and administrative expenses is primarily attributable to an increase of $1.8 million for stock-based non-cash compensation related expenses and a $0.2 million increase in marketing related professional fees, $0.1 million increase in legal fees, $0.1 million increase in insurance expenses, and $0.2 million increase in other general and administrative expenses.

Net Loss

Net loss was $13.2 million for the nine months ended September 30, 2015, compared to $10.3 million for the nine months ended September 30, 2014, an increase of $2.9 million, primarily due to a $2.4 million increase in selling, general and administrative expenses and a $0.5 million increase in research and development expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $35.6 million since inception. We have funded our operations primarily from equity issuances.  On March 18, 2014, we closed an initial public offering of

3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

On June 30, 2015, the Company completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in net proceeds of $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

We believe that we have sufficient cash to fund our operations through 2017.

As of September 30, 2015, we had working capital of approximately $35.6 million, consisting primarily of $36.2 million of cash and short-term investments, offset by $0.8 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the nine months ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(10,622)	$(8,424)
Net cash used in investing activities	(26,969)	—
Net cash provided by financing activities	19,744	34,455
Net increase (decrease) in cash	$(17,847)	$26,031

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.6 million for the nine months ended September 30, 2015.  The net loss for this period was greater than the net cash used in operating activities by $2.6 million, which was primarily attributable to $3.1 million of share-based compensation offset by a $0.5 million decrease in accounts payable and accrued expenses.

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2014. The net loss for this period was greater than the net cash used in operating activities by $1.9 million, which was primarily attributable to $1.4 million of share-based compensation, a $0.5 million increase in accounts payable and accrued expenses, offset by an increase of $0.1 million in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $26.7 million, which was attributable to the Company’s investment in United States Treasury Bills.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $19.7 million, which was attributable to the net proceeds from the Company’s June 30, 2015 public offering.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $34.5 million, which was attributable to the net proceeds from the Company’s initial public offering.

Contractual Obligations

Effective May 2014, the Company entered into a sublease agreement for approximately 4,233 square feet of office space with current monthly payments of $12,717.  The term of the sublease is 23 months with inflationary escalations in 2015 and the first three months of 2016.  Total minimum sublease payments for the remaining term of the sublease are $77,445.

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

Subsequent Events

The Federal District Court in the Eastern District of Pennsylvania granted a Motion to Dismiss the Schmidt Litigation on November 10, 2015. Although the plaintiff may appeal this decision, the Company will continue to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

This matter was remanded to District Court and all Defendants moved to dismiss the complaint for reasons other than being time barred. The Company and the executives moved for dismissal based on Plaintiff’s inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff. The District Court held a hearing on this which occurred in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its executives. Although the plaintiff may appeal, the Company will continue to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

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
Date: November 13, 2015

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer, and Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)