Form 10-K
period 2015-12-31
Dipexium Pharmaceuticals, Inc.
filed 2016-03-22
CIK 1497504

Use these links to rapidly review the document

DIPEXIUM PHARMACEUTICALS, INC. FINANCIAL STATEMENTS TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2015
or
☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from to

COMMISSION FILE NUMBER: 001-36351

DIPEXIUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4995704 (I.R.S. Employer Identification No.)

14 Wall Street, 3rd Floor
New York, NY, 10005
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐    No ☒

        The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the NASDAQ stock exchange on June 30, 2015 was $77,568,188.

        As of March 21, 2016, 10,351,613 shares of common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2016, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

        We believe that we have a clear clinical and regulatory pathway with the potential for United States Food and Drug Administration (or FDA) approval of Locilex® by the second half of 2017. We are conducting two pivotal Phase 3 clinical trials in the United States under the auspicies of our special protocol assessment (or SPA) agreement with the FDA on our Phase 3 program. We intend to complete enrollment in these two pivotal Phase 3, double blind, placebo-controlled superiority studies in the first half of 2016. We successfully conducted two separate Phase 1 skin irritation and skin sensitization studies and we reported data on the first of these two Phase 1 studies in Q3 2014 and reported data on the second Phase 1 study in Q1 2015. If the data from our Phase 3 studies are sufficient to meet the primary endpoint, we expect to submit a new drug application (or NDA) amendment for Locilex® to the FDA and European Medicines Agency (EMA) soon thereafter. We expect to receive a response from the FDA within six months of our NDA amendment submission. In Europe, we anticipate receiving a response from EMA within ten months of submitting a marketing authorization application to the EMA under the centralized process.

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

        We believe that the key attributes of Locilex® are: (i) it has not generated resistant bacteria systemically; (ii) it has not generated cross resistance with other antibiotics; (iii) it has demonstrated activity against a broad spectrum of pathogens, including difficult to treat gram negative, and anaerobic bacteria; (iv) it has not been systemically absorbed; and (v) it has not caused any significant safety or tolerability issues in over 500 patients treated (all data being that from studies prior to the current double blind Phase 3 studies); and (vi) it has demonstrated significant success treating multi-drug resistant bacteria in several laboratory tests and clinical trials performed to date. These attributes lead us to believe that Locilex® has the potential to be positioned as the standard of care to treat patients with Mild DFI. In addition, data generated to date support the potential use of Locilex® to treat a broad array of mild or moderate skin and skin structure infections in superficial wounds.

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

        We have contracted with third party vendors with respect to all key elements of our clinical and regulatory program, including vendors to: (i) conduct the Phase 3 and Phase 1 clinical trials for Locilex®; (ii) manufacture the API; (iii) formulate the finished product; and (iv) label and package the product. We believe these key relationships will help drive our clinical, regulatory and commercialization program for Locilex® in a timely and efficient manner.

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

Our Strategy

        Our primary objective is to establish Locilex® as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

  •
  Complete the Phase 3 program for Locilex®.  As a result of our SPA for Locilex®, we believe the clinical pathway for Locilex® is clear. Working with our key third party vendors, we commenced our Phase 3 program in the third quarter of 2014 and we anticipate completing enrollment in the first half of 2016.

  •
  Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoints, we plan to submit an NDA amendment for Locilex®. We believe that Locilex® may be approved by the FDA within 6 months of submitting our NDA amendment.

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

  •
  Commercially launch Locilex® in Europe.  Based upon regulatory advice received to date, if our pivotal Phase 3 clinical trials are completed successfully, we plan to file our marketing authorization application (or MAA) in the E.U. under the centralized process promptly following the completion of our Phase 3 program in the U.S.

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

Market Opportunity for Diabetic Foot Infection

        Based upon our analysis of data from industry sources, the markets for DFI therapeutics in the U.S. and worldwide were $1.01 billion and $1.46 billion, respectively. According to the American Medical Association, approximately 12-14% of the U.S. population has diabetes. Based on long-term trends, the number of newly diagnosed cases is expected to increase annually. In published data, results of a meta-analysis of studies that followed patients with diabetes for periods of time between 12 weeks and four years, researchers reported that the incidence of foot ulceration in diabetics was between 8% and 17%. In another three-year study of patients with diabetes, the cumulative incidence of diabetic foot ulcers (or DFUs) was approximately 6%. The majority (approximately 61%) of DFUs are clinically infected at the time the patient initially presents to a treating physician. In addition, another study shows that the incidence of infection recurrence after complete healing approaches 32%.

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

        While various systemic antibiotics have been approved to treat more severe levels of DFI, according to the 2012 IDSA Clinical Practice Guidelines for the Diagnosis and Treatment of Diabetic Foot Infections, there is no FDA approved antibiotic standard of care for the treatment of Mild DFI. In the absence of any approved treatment for Mild DFI, oral antibiotics, such as quinolones, cephalosporins, or penicillins, are considered to be acceptable for off-label use. We are not aware of any ongoing clinical trials evaluating the use of these oral antibiotics for the treatment of Mild DFI. The IDSA does not recommend the use of any currently FDA approved topical antibiotics for the treatment of Mild DFI. In infected DFUs, currently available prescription wound healing products are either contraindicated, indicated for use only after establishing infection control, or indicated for use as an adjunct, and not a substitute for, antibiotics.

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

        In addition to the absence of FDA-approved antibiotics or antimicrobials labeled for the treatment of Mild DFI, research published in 2012 stated that no approved topical antibiotic products had demonstrated sufficient activity to recommend for off-label treatment in DFI of any level of severity. However, in a large-scale, randomized, active-controlled, double blind, multi-center clinical trial, topical Locilex® was noted to be as effective as an oral quinolone in treating Mild or Moderate DFI.

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

Clinical Development Strategy

Drug Development Strategy

        We are conducting two Phase 3 clinical trials of Locilex® for the treatment of Mild DFI (DPX-305 and DPX-306) and the clinical trials are being conducted concurrently. We have an SPA with the FDA relating to the trial design for our Phase 3 studies. The SPA calls for us to conduct two placebo-controlled Phase 3 studies, but does not require us to demonstrate equivalence to oral antibiotics. We began enrollment in these studies in the third quarter of 2014 and we anticipate completing enrollment in the first half of 2016. Both trials are large-scale, randomized, active-controlled double blind, multi-center trials designed to establish the superiority of Locilex® over placebo-cream in the treatment of Mild DFI. We are conducting DPX-305 and DPX-306 at up to 74 clinical sites in the U.S. Each trial will be comprised of 180 patients randomized 1:1 (statistical power 90%; P=0.05) to receive standard wound care (off-loading, debridement) plus twice-daily Locilex® cream or placebo-cream for 14 days. The primary endpoint of the trial will be clinical success, defined as resolution of infection per the clinical judgment of each treating physician using the 2012 DFI treatment guidelines. Microbiological success, defined as complete microbiological response, will be assessed as a secondary endpoint. A second secondary endpoint in the Phase 3 studies compares wound measurement at baseline to wound measurement at Day 28. The primary and secondary endpoints will be assessed for each patient at day 28. Furthermore, the FDA agreed that data from the Locilex® arm of the two prior studies conducted by Locilex®'s prior sponsor can be used to supplement our safety database.

        We successfully completed a Phase 1 skin irritation study and a Phase 1 skin sensitization study in 2014. We reported top-line data on the Phase 1 skin irritation study in July 2014 and reported top-line data from the Phase 1 skin sensitization study in February 2015. The first Phase 1 study, for skin irritation, evaluated 30 healthy volunteers, and the second Phase 1 study, for skin sensitization, evaluated 203 healthy volunteers.

        We continue to work with Research Pharmaceutical Services, Inc. as the contract research organization to conduct our Phase 3 studies for Locilex®. This work is being performed under the auspices of RRD International, LLC, which has continued to manage all aspects of our scientific, clinical and regulatory development.

Previous Phase 3 Clinical Trial Results: Studies 303 and 304

        Locilex® was previously investigated in two Phase 3 clinical trials in patients with DFI, referred to as Studies 303 and 304, conducted by the prior sponsor. Each trial was a large-scale, randomized, active-controlled, double blind, multi-center, non-inferiority trial designed to establish equivalence of Locilex® to systemic ofloxacin. Across both trials, 835 patients received twice-daily Locilex® cream plus placebo pill or twice-daily oral ofloxacin plus placebo cream for 14 to 28 days. The primary endpoint was the resolution of infection or clinical improvement of infection in response to antimicrobial treatment. Secondary endpoints included eradication of the wound pathogens, healing of the ulcer, development of antibiotic resistance to a study drug, and safety.

        Although one study (Study 303) did not demonstrate equivalence, the second study (Study 304) and the combined data for the two trials did demonstrate equivalent results for topical Locilex® and oral ofloxacin in clinical improvement rates and overall microbiological eradication rates. Guidelines for establishing equivalence for these results were a 95% confidence interval with a lower bound delta of –15%, for clinical effectiveness, and a lower bound delta of –20%, for overall microbiological effectiveness. In each case, the confidence interval must cross zero to establish a statistically significant result. Additionally, there were no statistically significant differences in wound assessment scores between patients treated with Locilex® and ofloxacin. Wound assessment scores decreased at the end of treatment visit in both studies for both treatment arms, and they decreased further at the follow-up visit. No serious adverse events were determined to have been related to either Locilex® or ofloxacin. Moreover, the overall incidence of serious adverse events unrelated to the study medication (12% Locilex® to 9% ofloxacin), including worsening cellulitis (2% to 4%) and amputation (2% to 3%), did not differ significantly between treatment arms. Bacterial resistance to ofloxacin emerged in some patients in the control arm, but no significant resistance to Locilex® emerged among patients in the treatment arm.

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

Source: Lipsky, et al. Clinical Infectious Disease. 2008; 47(12): 1537-45.

Microbiology Study Results

        JMI Laboratories, an independent microbiology testing laboratory, has conducted several microbiology studies on our behalf, including a minimum inhibitory concentration (or MIC) study and a minimum bactericidal concentration (or MBC) study on our behalf, in part, to respond to the FDA's request for information on the sensitivity of certain resistant bacteria to Locilex®. The results demonstrate that resistant bacteria, including MRSA, multi-drug resistant pathogens and VRE, are particularly sensitive to the API in Locilex®. These results were deemed satisfactory by the FDA in February 2012.

        Most if not all of resistant bacteria tested in the MIC and MBC studies are commonly involved with mild or moderate skin and skin structure infections in superficial wounds. Therefore, we believe these data suggest that Locilex® has potential as a standard of care for mild or moderate skin and skin structure infections in superficial wounds.

        In addition, we have finalized protocols for 5 new microbiology studies to be conducted on our behalf by outside vendors including JMI Laboratories, in 2016. These microbiology studies are intended to strengthen our planned regulatory submissions with the FDA and European Medicines Agency and will test the activity of pexiganan against a broad range of contemporary microorganisms to provide supportive information for inclusion in the clinical and in vitro list for proposed US drug labelling and for the planned Marketing Authorization Application to be filed in the EU. We anticipate that these 5 studies will be completed on our behalf in the first half of 2016.

Manufacturing and Supply

        We utilize three contract manufacturers (or CMOs) to produce Locilex®. Our manufacturing supply chain for Locilex® starts with PolyPeptide Laboratories, Inc. which manufactures pexiganan, the API in Locilex®. At our direction, Polypeptide Laboratories delivers the API to DPT Laboratories, Inc., which formulates the API into a cream formulation on our behalf. DPT Laboratories then delivers the formulated product to Almac Group Limited, which labels, packages, and delivers the finished goods for clinical trials as we request.

        In the late 1990s, the prior sponsor engaged in an FDA review process for a prior formulation of Locilex®. In its 1999 non-approvable letter, the FDA identified two cGMP manufacturing issues. The first issue concerned the stability of the formulated product. Examination of the formulated product over time showed evidence of water separation from the cream matrix. The second issue related to the purity level of the API in the product. The prior source of the API yielded a purity level as low as 95%.

        After acquiring the rights to Locilex®, we developed a detailed product development plan to arrive at an optimized formulation to address these issues to the satisfaction of the FDA. We believe that the changes we made to the formulation have resolved the previously observed product separation.

        PolyPeptide Laboratories, our API manufacturer, has now completed the manufacture of the first of three validation lots of API that we will need for our planned submission of a NDA amendment in the U.S. and marketing authorization application in Europe. We are planning to initiate the manufacture of additional validation lots per regulatory guidelines, and these tasks will be performed starting in the first quarter and second quarter of 2016, respectively.

        We have also scaled up the size of our API lots and have completed successfully our scale-up of the first formulated batch of Locilex cream at the 140 kg batch size. The scale-up was achieved successfully in the view of our manufacturing advisors. We have incorporated this commercial-scale batch in the OneStep Phase 3 trials to support our anticipated regulatory submissions.

        As previously reported, we continue to anticipate that we will have adequate stability data on 3 cGMP registration batches of product supply well ahead of completion of the OneStep Phase 3 clinical trials. These 3 cGMP registration batches of product supply currently are subject to ongoing stability testing. Our stability testing is conducted in compliance with the ICH Guideline Q1A(R2): International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, ICH Harmonised Tripartate Guideline, Stability Testing of New Drug Substances and Products, Current Step 4 version, Dated 6 February 2003. The purpose of the stability testing is to provide evidence on how the quality of a drug substance or drug product varies with time under the influence of a variety of environmental factors such as temperature, humidity, and light, and to establish a re-test period for the drug substance or a shelf life for the drug product and recommended storage conditions. We believe and our CROs have confirmed that we will have sufficient stability data on the three cGMP batches of commercial supply by mid-2016; to support a new drug application amendment which we anticipate filing soon after receiving top line Phase 3 data. At the present time, the stability data supports a shelf life of at least 24 months for Locilex®.

        We also believe our peptide is highly purified. The impurity levels of the API used in our commercial scale batch of Locilex® has been confirmed to be 99.4% pure for the API used in our cGMP batches.

        In October 2013, we submitted our manufacturing data, including data from the first 30 kg cGMP batch as well as 18-month stability data on our 30 kg non-cGMP batch, to the FDA, and in December 2013 the FDA indicated in written communications with us that Locilex®'s stability and purity levels were acceptable for use in our Phase 3 studies. As a result of the aforementioned activities, we believe we have resolved the stability and purity concerns previously articulated by the FDA.

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

Intellectual Property

        We hold rights to a U.S. patent covering our proprietary formulation of Locilex® and the method of using it for the treatment of skin and wound infections (U.S. Patent Number 8,530,409). This patent was granted in September 2013 and expires in the U.S. in June 2032. The patent incorporates discoveries made by Dow Pharmaceutical Sciences, Inc. (later acquired by Valeant Pharmaceuticals International, Inc.). The application which gave rise to U.S. Patent No. 8,520,409 was assigned to us in June 2013. In addition, we have filed a Patent Cooperation Treaty (or PCT) application claiming priority to U.S. Patent No. 8,520,409 that will allow us to seek corresponding protection outside of the U.S., including in Europe, Japan, China, Australia, and Korea, as well as in other PCT jurisdictions. We commenced national stage patent prosecutions internationally in the fourth quarter of 2014 and will continue to prosecute such patent claims throughout 2015 and potentially 2016. We announced in February 2016 that patents were granted by patent offices in Australia and New Zealand which extend out to 2033 in each of these territories. We anticipate completing the national stage patent prosecutions in other international regions throughout 2016 and potentially 2017.

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

        Although there are currently no products approved specifically to treat Mild DFI, we anticipate that, if approved, Locilex® will compete with other anti-infective products that are marketed for the general treatment of diabetic foot ulcers. These include systemic products that have been generally accepted by the ISDA to treat DFI at other levels of severity such as linezolid (marketed by Pfizer, Inc. as Zyvox), piperacillin/tazobactam (marketed by Pfizer, Inc. as Zosyn), ertapenam (marketed by Merck & Co. as Invanz); generic products recommended by the IDSA for off-label use in the treatment of all severity levels of DFI such as dicloxacillin, clindamycin, cephalexin, ofloxacin, trimethoprim, amoxicillin-clavulanate, and others; as well as antimicrobial wound care dressings such as medicinal grade honey and antiseptics such as silver and iodine. Furthermore, we are aware of other development stage topical or systemic products that may represent significant competition if approved. These include, but are not limited to nemonoxacin/TG-873870 (under development by TaiGen Biotechnology Co., Ltd.), Dermacyn (under development by Oculus Innovative Sciences, Inc.), SR-0379 (under development by Shionigi & Co., Ltd) and Cogenzia (under development by Innocoll, Inc.).

        In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. Locilex® therefore may not be commercially competitive with existing products or products under development. With respect to Mild, Moderate or Severe DFI specifically, such competitors include very large international organizations such as Pfizer, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., and GlaxoSmithKline plc.

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

Our Management

        Our management team has extensive experience in leading the development of innovative therapeutics and significant expertise in operational, financial and corporate development functions. Our co-founder, President and Chief Executive Officer, David P. Luci, Esq., has managed multiple drug development companies including Bioenvision, Inc. (sold to Genzyme Corporation for $345 million in 2007), MacroChem (sold to Access in 2009), Access and our company. Our co-founder and Executive Chairman, Robert J. DeLuccia, has extensive product development, sales and marketing experience as well as senior level experience in management and operation of pharmaceutical and biotechnology companies of various sizes, including Pifzer, Inc. and Sanofi. Collectively, Messrs. Luci and DeLuccia have over 60 years of combined experience in the pharmaceutical and biotechnology sectors.

Employees

        As of March 20, 2016, we have a total of eight employees and consultants, of which five are full-time employees and three are part-time employees or consultants. We believe our relationships with our employees and consultants are satisfactory. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with medical and scientific consultants, manufacturers, laboratories, and contract research organizations that specialize in various aspects of drug development including clinical development, preclinical development, manufacturing and regulatory affairs.

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

        We were organized on January 14, 2010 and we acquired the rights to our product candidate Locilex® in April 2010. Accordingly, we have a limited operating history. We have not sold our product candidate because it is currently investigational in nature and requires completion of additional clinical and nonclinical trials and studies in order to obtain regulatory approval in the U.S. and abroad. Therefore, our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2012, 2013, 2014 and 2015. This is very limited historical financial information upon which to base an evaluation of our performance. We are an emerging company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry. We have generated cumulative losses of approximately $41.1 million since inception, and we expect to continue to incur losses until Locilex® is approved by the FDA and foreign regulatory authorities. Even if regulatory approval is obtained, there is a risk that we will not be able to generate material sales of Locilex®, which would cause us to continue to incur losses. We thus expect to incur substantial operating expenses over the next several years as our product development and marketing activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

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

        Since we will be unable to generate sufficient, if any, revenue or cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. We may also need additional funding to continue the development of Locilex®, increase our sales and marketing capabilities, promote brand identity, or develop or acquire complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, the regulatory compliance arising out of being a publicly registered company has dramatically increased our costs. Our cash and short-term investments as of December 31, 2015 was approximately $32.2 million. Throughout the year ended December 31, 2015, we raised total net proceeds of approximately $19.7 million from the completion of public offerings of common stock. We expect that we will need approximately $14.5 to $16.5 million over the next 12 months to finance research and development and to cover our ongoing working capital needs.

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

If we are unable to convince physicians as to the benefits of our products or product candidates, we may incur delays or additional expense in our attempt to establish market acceptance.

        Use of our products and, if approved, our product candidates will require physicians to be informed regarding the intended benefits of our products and product candidates. The time and cost of such an educational process may be substantial. Inability to carry out this physician education process may adversely affect market acceptance of our proposed formulations or products. We may be unable to timely educate physicians regarding our intended pharmaceutical formulations or products in sufficient numbers to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our formulations or products. In addition, we may expend significant funds toward physician education before any acceptance or demand for our products or product candidates is created, if at all. Nonetheless, even with our best efforts, certain physicians may never prescribe our product.

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

        To date, no serious adverse events have been attributed to Locilex®, though approximately 12% of patients in prior clinical trials experienced serious adverse events unrelated to Locilex®. The results of our planned or any future clinical trials may show that Locilex® causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of,or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our products from being marketed in such jurisdictions.

        In order to market and sell our products in the European Union and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product cannot be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product in any market.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

        As of March 20, 2016, we had eight employees and consultants, of which five are full-time employees and three are part-time employees or consultants. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize Locilex® and any other product candidates we may develop or acquire in the future. Our management and personnel, systems and facilities currently in place are not adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

We are exposed to product liability, nonclinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.

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

Government and other efforts to reform the healthcare industry could have adverse effects on our company, including the inability of users of our current and future approved products to obtain adequate reimbursement from third-party payers, which could lead to diminished market acceptance of, and revenues from, such products.

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (or the PPACA). The Healthcare and Education Reconciliation Act of 2010 (or the Reconciliation Act), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the PPACA, combined with the Reconciliation Act (which we collectively refer to as the Healthcare Reform Legislation), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty.

        The Healthcare Reform Legislation contains a number of provisions that are expected to impact our business and operations or those of our commercial partners, including provisions governing enrollment in federal healthcare programs, reimbursement and discount programs and fraud and abuse prevention and control. The impact of these programs on our business is presently uncertain and may have unexpected consequences for our company. For example, expansion of health insurance coverage under the Healthcare Reform Legislation may result in a reduction in uninsured patients and increase in the number of patients with access to healthcare that have either private or public program coverage, and subsequently prescription drug coverage, including coverage for those products currently approved or in development by us or our partners. However, this outcome, along with any other potential benefits of the Healthcare Reform Legislation which could prove a benefit for us or our commercial partners, is uncertain and may not occur.

        In addition to the Healthcare Reform Legislation, we expect that there will continue to be proposals by legislators or new laws, rules and regulations at both the federal and state levels, as well as actions by healthcare and insurance regulators, insurance companies, health maintenance organizations and other payers of healthcare costs aimed at keeping healthcare costs down while expanding individual healthcare benefits. Certain of these changes (including, without limitation, those enacted in connection with the federal or state implementation of the Healthcare Reform Legislation) could impose limitations on the prices we or our commercial partners will be able to charge for any of our approved products or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on life sciences companies such as ours. Any or all of these changes (which are presently unclear and subject to potential modification on an ongoing basis) could impact the ability of users of our approved products to obtain insurance reimbursement for the use of such products or the ability of healthcare professionals to prescribe such products, any of which could have a material adverse effect on our revenues (royalty or otherwise), potential profitability and results of operations.

        Furthermore, the ability of our company to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers, managed care, and other organizations and may all result in lower prices for or rejection of our products, which could further have a material adverse effect on our revenues (royalty or otherwise) and results of operations.

We may also be subject to healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

        Although we currently do not directly market or promote any of our products, we may also be subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

  •
  the federal Health Insurance Portability and Accountability Act of 1996 (or HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

  •
  the federal healthcare programs' Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

  •
  federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

  •
  federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

        If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

        The case against our company and our senior executives was dismissed with prejudice by the Federal District Court, without leave to refile, on August 12, 2013 based on the argument that Plaintiff's claims were time barred, and a subsequent motion to reconsider such dismissal was denied by the Federal District Court. Prior to the dismissal there was no request or action to seek class certification by the plaintiff though it was purportedly filed on behalf of other former Genaera Corporation shareholders. Plaintiff appealed the dismissal of the suit as well as the denial of the motion to reconsider to the Third Circuit Appellate Court, which granted Plaintiff's appeal.

        On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court's dismissal of Plaintiff's claims based on the expiration of the applicable statutes of limitation and remanded the case to the Federal District Court. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants filed the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service. The Third Circuit denied the request for en banc hearing and remanded this case to District Court.

        Upon remand to the Federal District Court, all Defendants moved to dismiss the complaint for reasons other than being time barred. The Company and the executives moved for dismissal based on Plaintiff's inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.

        The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its executives. In December 2015, Plaintiff appealed the Federal District Court's decision to the Third Circuit Appellate Court and we anticipate a decision on whether to grant Plaintiff's appeal by the Third Circuit Appellate Court in 2016. The Company will continue to vigorously defend Plaintiff's claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

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

        As of February 8, 2016, our patent estate included a U.S. patent (U.S. Patent No. 8,530,409), corresponding granted patents in Australia and New Zealand, and corresponding applications pending in Brazil, Canada, China, Eurasia, Europe, Indonesia, Israel, Japan, Korea, Mexico, Singapore and South Africa. We also have an exclusive sublicense from Scripps Research Institute (or Scripps) , the inventor of the pexiganan technology, to a U.S. patent (U.S. Patent No. 5,912,231), directed to pexiganan, the API used in Locilex®. We consider our U.S. Patent No. 8,530,409, which relates to our new, proprietary formulation of Locilex® and methods of using it to treat skin or wound infection, to be particularly important to our company primarily due to its substantially longer patent term coverage, its novel attributes as a topical formulation, its potentially broader scope of coverage and its opportunity for foreign patent protection. While we currently have pending applications in foreign jurisdictions corresponding to U.S. Patent No. 8,530,409, no assurance can be given that any foreign patents will issue, or that even if any such patents were to issue, such patents would provide meaningful protection for Locilex®.

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

We are dependent on a third party to maintain the patent exclusivity for the API in Locilex®

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

        Assuming FDA approval, our ability to market and sell Locilex® will depend, in part, on our ability to obtain and maintain patent protection for Locilex® (or any products we may develop in the future), preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The U.S. patent that we sublicense from Scripps (U.S. Patent No. 5,912,231), which is directed to the composition of matter of pexiganan, expires on June 15, 2016 without any term extension. The foreign patents corresponding to U.S. Patent No. 5,912,231 expired in 2009. As a result, we have no foreign patent protection for the pexiganan API. We have recently been issued a U.S. patent, U.S. Patent No. 8,530,409, covering our new formulation of Locilex® as well as a method of using this new formulation to treat skin or wound infections. The U.S. Patent No. 8,530,409 claims are directed to very specific formulations of the pexiganan API, and their methods of use to treat skin or wound infections. As a result, U.S. Patent No. 8,530,409 would not prevent third party competitors from creating, making and marketing alternative formulations of pexiganan, including topical formulations, that fall outside the scope of the U.S. Patent No. 8,530,409 claims. There can be no assurance that any such alternative formulations will not be equally effective as Locilex®. Introduction of any such competitive product could have a material adverse effect on sales of Locilex®. Moreover, even if these competitors do not actively promote their product for our targeted indication, physicians may prescribe these products "off-label." Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

        As calculated by the Commision rules of beneficial ownership, David P. Luci and Robert J. DeLuccia, each executive officers and directors of our company, each own approximately 18.7% of our outstanding common stock as of March 19, 2016. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with our recent IPO, taken together with our private placements within a three-year period and other transactions that have occurred over the past three years, we may have triggered an "ownership change" limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the completion of our recent IPO when it is taken together with other transactions we may consummate in the succeeding three-year period. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Effective May 2014, the Company entered into a sublease agreement for office space with monthly payments of $13,098 with inflationary escalations in 2015 and the first three months of 2016. The term of the sublease ends on March 30, 2016. Total minimum sublease payments for the remaining term of the sublease from December 31, 2015 to March 30, 2016 are $39,294.

        In January 2016, the Company entered into a lease for office space commencing in March 2016 with current monthly payments of $18,857, subject to inflationary escalations and adjustments thereafter. The term of the lease is for five years and five months. We believe this space is adequate as our principal executive office location.

ITEM 3.    LEGAL PROCEEDINGS.

        From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

        The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active ingredient of the Product Locilex® on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce, LLC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce, LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of the Genaera Corporation.

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

        The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period. All of the other defendants in this litigation also filed motions to dismiss, and a court order by the Federal District Court granted each and every motion to dismiss, with prejudice, without leave to refile, on August 12, 2013 based on the argument that Plaintiff's claims were time barred. A subsequent motion to reconsider such dismissal was denied by the Federal District Court. Plaintiff appealed the dismissal to the United States Third Circuit Court of Appeals seeking reversal of the dismissal and the Third Circuit Court granted Plaintiff's appeal. On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court's dismissal of Plaintiff's claims based on the expiration of the applicable statutes of limitation. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants filed the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service. The Third Circuit denied the request for en banc hearing and remanded this case to District Court.

        Upon remand to the Federal District Court, all Defendants moved to dismiss the complaint for reasons other than being time barred. The Company and the executives moved for dismissal based on Plaintiff's inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.

        The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its executives. In December 2015, Plaintiff appealed the Federal District Court's decision to the Third Circuit Appellate Court and we anticipate a decision on whether to grant Plaintiff's appeal by the Third Circuit Appellate Court in 2016. The Company will continue to vigorously defend Plaintiff's claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Our Common Stock is listed the NASDAQ Capital Market, under the symbol "DPRX".

        The following table shows, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ Capital Market.

	High	Low
2016
Quarter ended March 31, 2016 (as of March 21, 2016)	10.04	6.15
2015
Quarter ended March 31, 2015	$14.23	$10.71
Quarter ended June 30, 2015	$14.99	$11.50
Quarter ended September 30, 2015	$16.89	$11.95
Quarter ended December 31, 2015	$14.07	$10.57
2014
Quarter ended March 31, 2014	$14.04	$9.95
Quarter ended June 30, 2014	$11.29	$8.61
Quarter ended September 30, 2014	$10.30	$8.63
Quarter ended December 31, 2014	$11.67	$9.80

Holders

        As of December 31, 2015, there were 83 holders of record of our common stock.

Registration Rights

        Each of our investors in our previous private placements is party to an Investor Rights Agreement affording them certain "piggy back" registration rights with respect to their Class A Membership Interests in our company and Class A Membership Interests underlying warrants held by such investors. These rights remain in effect notwithstanding the conversion that was consummated converting

Dipexium LLC into Dipexium, Inc. that was consummated in March 2014. These pre-IPO holders currently have the right to certain "piggy back" registration rights with respect to 402,248 shares of our common stock and shares of common stock underlying warrants to purchase 24,500 shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

  Securities Authorized for Issuance Under Equity Compensation Plans

        The following table indicates shares of common stock authorized for issuance under our 2013 Equity Incentive Plan as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and unvested common shares	Weighted-average exercise price of outstanding options, warrants and unvested	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,164,787	$12.90	1,028,881
Equity compensation plans not approved by security holders
Total	1,164,787	$12.90	1,028,881

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

        We believe that we have a clear clinical and regulatory pathway with the potential for United States Food and Drug Administration (or FDA) approval of Locilex® by the second half of 2017. We are conducting two pivotal Phase 3 clinical trials in the United States under the auspicies of our special protocol assessment (or SPA) agreement with the FDA on our Phase 3 program. We intend to complete enrollment in these two pivotal Phase 3, double blind, placebo-controlled superiority studies in the first half of 2016. We successfully conducted two separate Phase 1 skin irritation and skin sensitization studies and we reported data on the first of these two Phase 1 studies in Q3 2014 and reported data on the second Phase 1 study in Q1 2015. If the data from our Phase 3 studies are sufficient to meet the primary endpoint, we expect to submit a new drug application (or NDA) amendment for Locilex® to the FDA soon thereafter. We expect to receive a response from the FDA within six months of our NDA submission.

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

        We believe that the key attributes of Locilex® are: (i) it has not generated resistant bacteria systemically; (ii) it has not generated cross resistance with other antibiotics; (iii) it has demonstrated activity against a broad spectrum of pathogens, including difficult to treat gram negative, and anaerobic bacteria; (iv) it has not been systemically absorbed; and (v) it has not caused any significant safety or tolerability issues in over 500 patients treated (all data being that from studies prior to the current double blind Phase 3 studies); and (vi) it has demonstrated significant success treating multi-drug resistant bacteria in several laboratory tests and clinical trials performed to date. These attributes lead us to believe that Locilex® has the potential to be positioned as the standard of care to treat patients with Mild DFI. In addition, data generated to date support the potential use of Locilex® to treat a broad array of mild or moderate skin and skin structure infections in superficial wounds.

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

Plan of Operation

        Our primary objective is to establish Locilex® as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

  •
  Complete the Phase 3 program for Locilex®.  As a result of our SPA for Locilex®, we believe the clinical pathway for Locilex® is clear. Working with our key third party vendors, we commenced our Phase 3 program in the third quarter of 2014 and expect to complete enrollment in the first half of 2016;

  •
  Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoint, we plan to submit our NDA for Locilex®. We believe that Locilex® may be approved by the FDA within 6 months of filing a NDA amendment with the FDA;

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

  •
  Commence clinical and regulatory activities in Europe.  Based upon regulatory advice received to date, if our pivotal Phase 3 clinical trials are completed successfully, we plan to file our marketing authorization application (or MAA) in the E.U. under the centralized process promptly following the completion of our Phase 3 program in the U.S.;

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

        We have an SPA with the FDA relating to the trial design for our Phase 3 studies. The SPA calls for us to conduct two placebo-controlled pivotal Phase 3 studies, but does not require us to demonstrate equivalence to oral antibiotics. DPX-305 and DPX-306 are between 65-70% enrolled as of December 31, 2015 and are tracking closely with one another in terms of enrollment. We expect to complete enrollment in the first half of 2016. Both trials are randomized, placebo-controlled, double blind, multi-center superiority studies in 180 evaluable patients in each trial. These trials are designed to establish the superiority of Locilex® over placebo-cream in the treatment of Mild DFI.

        We are conducting the OneStep-1 and OneStep-2 trials at up to 74 clinical sites in the U.S. The primary endpoint of the trials will be clinical success, defined as resolution of infection in the clinical judgment of each treating physician using the objective standards articulated in the 2012 DFI treatment guidelines. Microbiological success, defined as complete microbiological response, will be assessed as one of the secondary endpoints. All of the primary and secondary endpoints will be assessed for each patient on the 28th day following entry into the study. Furthermore, the FDA has agreed that data from the Locilex® arm of the two prior studies conducted by Locilex®'s prior sponsor can be used to supplement our safety database.

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

Opportunities, Challenges and Risks

        We are a late-stage pharmaceutical company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. We incurred net losses of $18.7 million and $13.6 million for the years ended December 31, 2015 and 2014, respectively.

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

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Summary Table

        The following table presents a summary of the changes in our results of operations for the year ended December 31, 2015, compared with the year ended December 31, 2014:

	Years Ended December 31,
			Percentage Increase
	2015	2014
	(in thousands)
Research and Development Expenses	$11,286	$8,898	27%
Selling, General, and Administrative Expenses	$7,479	$4,685	60%
Total Operating Expenses	$18,765	$13,583	38%
Interest Income	$22	$2	1,000%
Net Loss	$18,743	$13,581	38%

Research and Development Expenses

        Research and development expenses were $11.3 million for the year ended December 31, 2015, and $8.9 million for the year ended December 31, 2014, an increase of $2.4 million. Research and development expenses increased primarily due to the increased enrollment in Phase 3 clinical trials and the related trial expenses.

Selling, General, and Administrative Expenses

        Selling, general, and administrative expenses were $7.5 million for the year ended December 31, 2015, and $4.7 million for the year ended December 31, 2014, an increase of $2.8 million. The increase in general and administrative expenses is primarily attributable to an increase of $1.9 million for noncash share-based compensation related expenses, an increase of $0.3 million of increased compensation expenses due to a full twelve months of salary activity, an increase of $0.3 million in marketing expenses, and an increase of $0.3 million in legal, insurance, and office related expenses.

Net Loss

        Net loss was $18.7 million for the year ended December 31, 2015, and $13.6 million for the year ended December 31,2014, an increase of $5.1 million. This was due to the increase in research and development expenses of $2.4 million and an increase in general and administrative expenses of $2.8 million for the reasons stated above.

Liquidity and Capital Resources

Overview

        We have generated no revenue from operations and we have incurred cumulative losses of approximately $41.1 million since inception. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $9.7 million from equity financings closed between July 2010 and November 2013. All of our equity financings were consummated at $50 per Class A membership interest ($7.14 on a post-conversion basis) with 50% warrant coverage at 120% of the issue price or $60 per interest ($8.57 on a post-conversion basis). On March 18, 2014, we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

        On June 30, 2015, the Company completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in net proceeds of approximately $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

        We believe that we have sufficient cash to fund our operations through 2017.

        As of December 31, 2015, we had working capital of approximately $30.8 million, consisting primarily of $32.2 million of cash and short-term investments, offset by $1.6 million of accounts payable and accrued expenses.

        The following table sets forth selected cash flow information for the periods indicated (in thousands):

	For years ended December 31,
	2015	2014
Net cash used in operating activities	$(14,592)	$(11,277)
Net cash used in investing activities	(26,957)	—
Net cash provided by financing activities	19,744	34,456

Net increase (decrease) in cash	$(21,805)	$23,179

Net Cash Used in Operating Activities

        Net cash used in operating activities was $14.6 million for the year ended December 31, 2015. The net loss for this period was greater than the net cash used in operating activities by $4.1 million, which was primarily attributable to $3.8 million of share-based compensation and a $0.3 million increase in accounts payable.

        Net cash used in operating activities was $11.3 million for the year ended December 31, 2014. The net loss for this period was greater than the net cash used in operating activities by $2.3 million, which was primarily attributable to $1.9 million of share-based compensation, a $0.5 million increase in accounts payable, partially offset by a $0.1 million increase in prepaid expenses.

Net Cash Used in Investing Activities

        Net cash used in investing activities for the year ended December 31, 2015 was $27.0 million, which is attributable to the $31.0 million investment in United States Treasury bonds offset by $4.0 million in bond maturities.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2015 was $19.8 million, which was attributable to the net proceeds from the Company's secondary stock offering.

        Net cash provided by financing activities for the year ended December 31, 2014 was $34.5 million, which was attributable to the net proceeds from the Company's initial public offering.

Contractual Obligations

        Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $13,098. The term of the sublease ends on March 30, 2016 with inflationary escalations in 2015 and the first three months of 2016. Total minimum sublease payments for the remaining term of the sublease from December 31, 2015 to March 30, 2016 are $39,294.

        In January 2016, the Company entered into a lease for office space commencing in March 2016 with current monthly payments of $18,857, subject to inflationary escalations and adjustments thereafter. The term of the lease is for five years and five months. We believe this space is adequate as our principal executive office location.

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

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), which requires that all deferred income tax assets and liabilities be presented as noncurrent in the statement of financial position. The pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018 with early application permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which includes amendments that require lessees to recognize a lease liability for all long-term leases (lease terms more than 12 months) at the commencement date. The lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. The amendments also require lessees to recognize a right-of-use asset for all long-term leases. The right-of-use asset is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this ASU require qualitative disclosures along with specific quantitative disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently evaluating the provisions of this amendment.

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

Subsequent Events

        In December 2015, the Paediatric Committee of the European Medicines Agency issued its opinion granting a product specific waiver for paediatric clinical studies of Locilex® under applicable European Guidelines and, in January 2016, the EMA adopted a decision granting the paediatric waiver in accordance with the opinion of the Paediatric Committee.

        In February 2016, FDA delivered formal agreement with the Company's initial pediatric study plan, pursuant to which the regulatory authority agrees that pediatric studies are not required to be performed by the Company at this time.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our management is responsible for establishing and maintaining adequate controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

        Our management, including our principal executive officer, and principal financial and accounting officer, conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer, and principal financial and accounting officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2015 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item is incorporated herein by reference from the information under the captions "PROPOSAL NO. 1—ELECTION OF DIRECTORS—Biographies of Nominees," "CORPORATE GOVERNANCE—"Board of Directors," "Board of Directors Meetings and Attendance," "Compliance with Section 16(a) of the Exchange Act," "BOARD COMMITTEES,"

"DIRECTOR COMPENSATION," "DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement for the annual meeting of shareholders to be held on May 24, 2016 (the "Proxy Statement").

Executive Officers of Dipexium Pharmaceuticals

        The following table, as of March 15, 2016, sets forth the names of our executive officers along with their respective ages and positions:

Name	Age	Title
Robert J. DeLuccia	70	Executive Chairman and Director
David P. Luci, Esq.	49	President, Chief Executive Officer, Secretary and Director
David Garrett	40	Vice President, Finance and Corporate Development
Robert G. Shawah	49	Chief Accounting Officer and Treasurer

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

        David P. Luci.    Since March 2014, Mr. Luci has served as President, Chief Executive Officer, and Secretary of our company, is a member of the board of directors and is one of the two co-founders and managing partners of our company, which predecessor was formed in 2010. Prior to co-founding our company, from June 2006 to January 2010, Mr. Luci served as a member of the board of directors of Access Pharmaceuticals, where he also served as Chairman of the Audit Committee and Chairman of the Compensation Committee, as well as serving in a consulting capacity following the disposition of MacroChem to Access Pharmaceuticals. From December 2007 through February 2009, Mr. Luci served as a member of the board of directors and President of MacroChem. Prior to that, Mr. Luci served as Executive Vice President, Chief Financial Officer, General Counsel and Corporate Secretary of Bioenvision, Inc. (or Bioenvision), an international biopharmaceutical company focused upon the development, marketing and commercialization of oncology products and product candidates. Mr. Luci created and managed Bioenvision's principal executive offices located in New York as well as its satellite office located in Tokyo, Japan. Mr. Luci was instrumental in creating Bioenvision's international commercial enterprise; managed the worldwide development of Evoltra (clofarabine) as a member of the product's Joint Steering Committee in conjunction with senior executives of Bioenvision's partner, Genzyme Corporation; and orchestrated, structured and negotiated the sale of Bioenvision in 2007 to Genzyme Corporation for $345 million. Mr. Luci began his career with Ernst & Whinney LLP (now Ernst &Young LLP) in New York as a certified public accountant working in the Healthcare Practice Group. He later practiced corporate law at Paul Hastings LLP in New York, where his practice encompassed all aspects of public and private mergers and acquisitions, corporate finance, restructurings and private equity transactions, with a core focus in the healthcare industry. Mr. Luci graduated from Bucknell University with a degree as a Bachelor of Science in Business Administration with a concentration in Accounting and graduated from Albany Law School of Union University (Cum Laude: 1994) where he served as Managing Editor of the Journal of Science & Technology. Mr. Luci became a certified public accountant in the State of Pennsylvania in 1990 (inactive) and is a member of the New York State Bar Association.

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

        Robert G. Shawah.    Since March 2014 Mr. Shawah has served as our Chief Accounting Officer and Treasurer. From 2005 to 2013, Mr. Shawah served as a Vice President of Baldwin Pearson & Co., Inc. focusing on structuring transactions in the commercial and industrial real estate market in Fairfield County, Connecticut, as well as financial reporting responsibility. From 1997 to 2005, he served Sales and Financial Engineer for CC1 Inc., a private New Hampshire firm that designed and manufactured camera-based technical equipment for the printing industry. Prior to 1997, Mr. Shawah held financial management positions at Victorinox/Swiss Army Brands and Grace Cocoa, a division of W.R. Grace. His responsibilities at these firms included accounting, financial reporting, and foreign currency transactions. Mr. Shawah is a certified public accountant in the Commonwealth of Pennsylvania (inactive) and spent the first five years of his career in the audit division of Arthur Andersen LLP. Mr. Shawah received his Bachelor's Degree in Business Administration from Bucknell University.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required on executive compensation is incorporated by reference from the discussion under the headings "Executive Compensation", "Outstanding Equity Awards at fiscal year end 2015", and "Compensation Pursuant To Agreements and Plans", as well as all footnote information to the various tables, of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

        The required information on director compensation is incorporated by reference from the discussion under the "Director Compensation" table of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is incorporated by reference from the information under the caption "BENEFICIAL OWNERSHIP OF SECURITIES" and "SECURITIES AUTHORIZED FOR

ISSUANCE UNDER DIPEXIUM PHARMACEUTICALS COMPENSATION PLAN" in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The required information on transactions with related persons is incorporated by reference from the discussion under the heading "Transactions with Related Persons" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

        The required information on director independence is incorporated by reference from the discussion under the heading "Independence of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required for this item is incorporated by reference from the discussion under "Audit Committee Report" beginning with the caption "Pre-Approval Policy for Services of Independent Registered Public Accounting Firm" through "Fees for Services provided by Independent Registered Public Accounting Firm" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016.

PART IV

ITEM 15.    FINANCIAL STATEMENT SCHEDULES, EXHIBITS.

Exhibit Number	Description of Document
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Form 8-K filed on March 18, 2014).

1.2	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Form 8-K filed on June 25, 2015).

2.1	Asset Purchase Agreement, dated April 8, 2010, by and between the registrant and Genaera Liquidating Trust (incorporated by reference to Exhibit 2.1 to Form S-1 filed on February 6, 2014).

2.2	Form of Certificate of Conversion pursuant to which the registrant will be reorganized into a corporation. (incorporated by reference to Exhibit 2.2 to Form S-1 filed on February 6, 2014).

3.1	Certificate of Formation of Dipexium Pharmaceuticals, LLC. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on March 18, 2014).

3.2	Certificate of Incorporation of Dipexium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1 filed on February 6, 2014).

3.3	(a) Bylaws of Dipexium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to Form S-1 filed on February 6, 2014).
(b) Amended and Restated Bylaws of Dipexium Pharmaceuticals, Inc (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 18, 2014).

3.4	Amended Bylaws of Dipexium Pharmaceuticals, Inc (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2015).

Exhibit Number	Description of Document
10.1	2013 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to Form S-1 filed on February 6, 2014).

10.2	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Form S-1 filed on February 6, 2014).

10.3	Amended and Restated Employment Agreement, dated February 3, 2014, between Dipexium Pharmaceuticals, Inc. and David P. Luci (incorporated by reference to Exhibit 10.3 to Form S-1 filed on February 6, 2014).

10.4	Amended and Restated Employment Agreement, dated February 3, 2014, between Dipexium Pharmaceuticals, Inc. and Robert J. DeLuccia (incorporated by reference to Exhibit 10.4 to Form S-1 filed on February 6, 2014).

10.5	Employment Agreement, dated February 3, 2014, between Dipexium Pharmaceuticals, Inc. and David Garrett (incorporated by reference to Exhibit 10.5 to Form S-1 filed on February 6, 2014).

10.6	Employment Agreement, dated February 3, 2014, between Dipexium Pharmaceuticals, Inc. and Robert G. Shawah (incorporated by reference to Exhibit 10.6 to Form S-1 filed on February 6, 2014).

10.7	Form of Securities Purchase Agreement, dated July 23, 2010, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.7 to Form S-1 filed on February 6, 2014).

10.8	Form of Securities Purchase Agreement, dated March 11, 2011, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.8 to Form S-1 filed on February 6, 2014).

10.9	Form of Securities Purchase Agreement, dated October 14, 2011, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.9 to Form S-1 filed on February 6, 2014).

10.10	Form of Securities Purchase Agreement, dated March 30, 2012, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.10 to Form S-1 filed on February 6, 2014).

10.11	Form of Securities Purchase Agreement, dated November 21, 2012, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.11 to Form S-1 filed on February 6, 2014).

10.12	Form of Securities Purchase Agreement, dated February 13, 2013, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.12 to Form S-1 filed on February 6, 2014).

10.13	Form of Securities Purchase Agreement, dated July 12, 2013, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.13 to Form S-1 filed on February 6, 2014).

10.14	Form of Warrant, dated July 23, 2010, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.14 to Form S-1 filed on February 6, 2014).

10.15	Form of Warrant, dated March 11, 2011, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.15 to Form S-1 filed on February 6, 2014).

10.16	Form of Warrant, dated October 14, 2011, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.16 to Form S-1 filed on February 6, 2014).

Exhibit Number	Description of Document
10.17	Form of Warrant, dated March 30, 2012, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.17 to Form S-1 filed on February 6, 2014).

10.18	Form of Warrant, dated November 21, 2012, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.18 to Form S-1 filed on February 6, 2014).

10.19	Form of Warrant, dated February 13, 2013, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.19 to Form S-1 filed on February 6, 2014).

10.20	Form of Warrant, dated July 12, 2013, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.20 to Form S-1 filed on February 6, 2014).

10.21	Form of Investor Rights Agreement, dated July 23, 2010, between the registrant and certain purchasers (incorporated by reference to Exhibit 10.21 to Form S-1 filed on February 6, 2014).

10.22	Form of Investor Rights Agreement Joinder, between the registrant and certain purchasers (incorporated by reference to Exhibit 10.22 to Form S-1 filed on February 6, 2014).

10.23	Master Services Agreement, dated August 23, 2010, between the registrant and RRD International, LLC (incorporated by reference to Exhibit 10.23 to Form S-1 filed on February 6, 2014).

10.24	Bill of Sale and Assignment Agreement, dated March 21, 2011, between the registrant and Genaera Liquidating Trust (incorporated by reference to Exhibit 10.24 to Form S-1 filed on February 6, 2014).

10.25	Research and Development Agreement, dated December 8, 2011, between the registrant and DPT Laboratories, Inc. (incorporated by reference to Exhibit 10.25 to Form S-1 filed on February 6, 2014).

10.26	Laboratory Services Agreement, dated May 22, 2012, between the registrant and Covance Laboratories Inc. (incorporated by reference to Exhibit 10.26 to Form S-1 filed on February 6, 2014).

10.27	Master Services Agreement, dated September 3, 2013, between the registrant and PolyPeptide Laboratories, Inc. (incorporated by reference to Exhibit 10.27 to Form S-1 filed on February 6, 2014).

10.28	Quality Agreement, dated September 3, 2013, between registrant and PolyPeptide Laboratories, Inc. (incorporated by reference to Exhibit 10.28 to Form S-1 filed on February 6, 2014).

10.29	Master Agreement for the Provision of Pharmaceutical Support Services, dated October 9, 2013, between registrant and Almac Group Limited (incorporated by reference to Exhibit 10.29 to Form S-1 filed on February 6, 2014).

10.30	Master Services Agreement, dated October 25, 2013, between the registrant and Research Pharmaceutical Sciences, Inc. (incorporated by reference to Exhibit 10.30 to Form S-1 filed on February 6, 2014).

10.31	License Agreement, dated October 20, 1988, by and between Scripps Research and Clinic Foundation and Multiple Peptide Systems (incorporated by reference to Exhibit 10.31 to Form S-1 filed on February 6, 2014).

10.32	Second Amendment to License Agreement, dated September 24, 1996, by and between Scripps Research and Clinic Foundation and Multiple Peptide Systems (incorporated by reference to Exhibit 10.32 to Form S-1 filed on February 6, 2014).

Exhibit Number		Description of Document
10.33		Agreement, dated November 4, 1988, by and between Multiple Peptide Systems and Magainin Sciences Inc. (incorporated by reference to Exhibit 10.33 to Form S-1 filed on February 6, 2014).

10.34		Second Amendment to Agreement, dated September 24, 1996, by and between Multiple Peptide Systems and Magainin Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.34 to Form S-1 filed on February 6, 2014).

10.35		Product Development Agreement, dated January 1, 2014, between the registrant and RRD International, LLC (incorporated by reference to Exhibit 10.35 to Form S-1 filed on February 6, 2014).

10.36		Sublease, effective May 5, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2014).

10.37		Product Development Agreement, dated May 22, 2014 by and between RRD International, LLC and Dipexium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 29, 2014).

10.38		Consulting Agreement, dated June 4, 2014 by and between Drug Development Advisors and Dipexium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 9, 2014).

10.39		Amendment No. 1 to the 2013 Equity Incentive Plan, dated March 24, 2015.

14.1		Code of Ethics (incorporated by reference to Exhibit 24.1 to Form 10-K filed on March 23, 2015).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 23, 2015).

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Schema

101.CAL		XBRL Taxonomy Calculation Linkbase

101.DEF		XBRL Taxonomy Definition Linkbase

101.LAB		XBRL Taxonomy Label Linkbase

101.PRE		XBRL Taxonomy Presentation Linkbase

*
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 22, 2016	DIPEXIUM PHARMACEUTICALS, INC.
	By:	/s/ DAVID P. LUCI David P. Luci President and Chief Executive Officer (Authorized Officer and Principal Executive Officer)
	By:	/s/ ROBERT G. SHAWAH Robert G. Shawah Chief Accounting Officer and Treasurer (Authorized Officer and Principal Financial And Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ ROBERT J. DELUCCIA Robert J. DeLuccia	Executive Chairman and Director	March 22, 2016
/s/ DAVID P. LUCI David P. Luci, Esq.	President, Chief Executive Officer, Director (Principal Executive Officer)	March 22, 2016
/s/ ROBERT G. SHAWAH Robert G. Shawah	Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 22, 2016
/s/ JACK H. DEAN Dr. Jack H. Dean	Director	March 22, 2016
/s/ MICHAEL DUFFY Michael Duffy, Esq.	Director	March 22, 2016
/s/ THOMAS HARRISON Thomas Harrison	Director	March 22, 2016

Person	Capacity	Date

/s/ WILLIAM J. MCSHERRY William J. McSherry, Jr., Esq.	Director	March 22, 2016
/s/ BARRY KAGAN Barry Kagan	Director	March 22, 2016

DIPEXIUM PHARMACEUTICALS, INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members
Dipexium Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Dipexium Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in members' and shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2015. Dipexium Pharmaceuticals, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dipexium Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Roseland, New Jersey
March 22, 2016

DIPEXIUM PHARMACEUTICALS, INC.

BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS
CURRENT ASSETS
Cash	$5,234,953	$27,040,325
Short-term Investments	26,977,362	—
Prepaid Expenses	146,145	120,128

TOTAL CURRENT ASSETS	32,358,460	27,160,453

OTHER ASSETS
Security Deposit	49,385	49,385

TOTAL OTHER ASSETS	49,385	49,385

TOTAL ASSETS	$32,407,845	$27,209,838

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,606,307	$1,260,598

TOTAL LIABILITIES	1,606,307	1,260,598

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock: $.001 par value, 30,000,000 shares authorized, 10,301,114 and 8,538,329 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	10,301	8,538
Additional paid-in capital	71,852,692	48,259,451
Accumulated deficit	(41,061,455)	(22,318,749)

TOTAL SHAREHOLDERS' EQUITY	30,801,538	25,949,240

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,407,845	$27,209,838

See notes to financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

	2015	2014
REVENUES	$—	$—

EXPENSES
OPERATING EXPENSES
Research and Development Expenses	11,286,236	8,898,280
Selling, General and Administrative Expenses	7,478,527	4,684,497

TOTAL OPERATING EXPENSES	18,764,763	13,582,777

LOSS FROM OPERATIONS	(18,764,763)	(13,582,777)
Interest Income	22,057	1,793

NET LOSS	$(18,742,706)	$(13,580,984)

LOSS PER SHARE
Basic and diluted net loss per common share	$(1.99)	$(1.73)

Weighted average common shares/units outstanding basic and diluted	9,432,705	7,850,350

See notes to financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN MEMBERS' AND SHAREHOLDERS' EQUITY

Years Ended December 31, 2015 and 2014

							Total Members' and Shareholders' Equity
			Common Stock
	Class A Membership Interests	Membership Interests Amount			Additional Paid-In Capital	Accumulated Deficit
			Shares	Amount
Balance at January 1, 2014	735,588	$3,206,231					$3,206,231
Issuance of Restricted Membership Interest Awards	1,000
Issuance of Restricted Membership Interest to Vendors	7,604	380,200			$69,812		450,012
Issuance of Membership Interest for Warrant Conversion	23,719
Corporate Conversion	(767,911)	(3,586,431)	5,375,377	$5,375	12,318,821	$(8,737,765)	—
Initial Public Offering, Net of Issuance Costs			3,162,500	3,163	34,452,506		34,455,669
Share-Based Compensation					1,418,312		1,418,312
Cashless Exercise of Warrants			452
Net Loss						(13,580,984)	(13,580,984)

Balance at December 31, 2014	—	—	8,538,329	8,538	48,259,451	(22,318,749)	25,949,240
Share-Based payments to vendors			43,953	44	575,167		575,211
Share-Based compensation			14,000	14	3,275,894		3,275,908
Cashless Exercise of Warrants			2,832	3	(3)		—
Issuance of Common Stock, net of issuance costs			1,702,000	1,702	19,742,183		19,743,885
Net Loss						(18,742,706)	(18,742,706)

Balance at December 31, 2015	—	$—	10,301,114	$10,301	$71,852,692	$(41,061,455)	$30,801,538

See notes to financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

	2015	2014
Operating Activities:
Net Loss	$(18,742,706)	$(13,580,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	3,275,908	1,418,312
Share-Based Payments to Vendors	575,211	450,012
Amortization of short-term investment interest income	(20,621)
(Increase) / Decrease In:
Prepaid Expenses	(26,017)	(74,034)
Security Deposit	—	(49,385)
Accounts Payable and Accrued Expenses	345,708	559,590

Net Cash Used In Operating Activities	(14,592,517)	(11,276,489)

Investing Activities:
Proceeds of Short-term Investments	4,000,000
Purchase of Short-term Investments	(30,956,740)	—

Net Cash Used In Investing Activities	(26,956,740)	—

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	19,743,885	34,455,669

Net Cash Provided By Financing Activities	19,743,885	34,455,669

Net Increase (Decrease) In Cash	(21,805,372)	23,179,180
Cash at Beginning of Year	27,040,325	3,861,145

Cash at End of Year	$5,234,953	$27,040,325

See notes to financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Business

        Dipexium Pharmaceuticals, Inc. (the "Company"), a Delaware corporation, is a late stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%). The Company was formed on January 14, 2010.

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

        The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. In March 2014, the Company completed an IPO of common stock with proceeds, net of issuance costs, of approximately $34.5 million. In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million. As of December 31, 2015, the Company had cash and short-term investments totaling approximately $32.2 million. Based on the Company's projected expenditures for 2016 and 2017, management currently believes that its current cash balances should be sufficient to fund the Company's operations through 2017. However, if the Company's assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

        There can be no assurance that the Company's research and development will be successfully completed or that any Company product will be approved or commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, development of sales and marketing infrastructure and compliance with Food and Drug Administration ("FDA") and other governmental regulations and approval requirements.

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

Research and Development

        In accordance with Accounting Standards Codification ("ASC") 730, Accounting for Research and Development Costs, the Company expenses research and development costs when incurred. At times, the Company may make cash advances for research and development services. These amounts are capitalized and expensed in the period the service is provided. The Company incurred net research and development expenses in the amounts of $11,286,236 and $8,898,280 for the years ended December 31, 2015 and 2014, respectively.

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

Share-Based Compensation

        The Company accounts for the cost of services performed by officers and directors received in exchange for an award of Company membership interests, common stock, or stock options, based on the grant-date fair value of the award. In accordance with ASC 718, Stock Compensation, the Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the service period.

Share-Based Payments to Vendors

        The Company accounts for the cost of services performed by vendors in exchange for an award of Company membership interests or common stock based on the grant-date fair value of the award or fair value of the services rendered, whichever is more readily determinable and adjusted to fair value at each reporting date. Such fair value is measured as of the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete. The Company recognizes the expense in the same period and in the same manner as if the Company had paid cash for the services.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        Prior to the Company's corporate conversion in March 2014, the Company was organized as a limited liability company. As such, the Company was not a tax paying entity for Federal income tax purposes and, therefore, no income tax expense had been recorded in the financial statements. Income or loss of the Company was passed through to members for inclusion in their respective income tax returns.

        Subsequent to the corporate conversion in March 2014, the Company became a taxable entity. As such, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the years ended December 31, 2015and 2014 for both financial statement and tax purposes. Therefore, no Federal or state income tax expense has been recorded in the financial statements.

        Based on the Company's history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it is more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded at December 31, 2015 and 2014, respectively. In the event the Company becomes profitable for a period of two or more years, with future expectations at that time of profitability for future years prior to any significant change in its equity capitalization, the Company would have an opportunity to realize benefit from the deferred tax asset at such time in the future.

Fair value of financial instruments

        The carrying amount of certain of the Company's financial instruments, including cash and accounts payable, is shown at cost, which approximates fair value. Short-term investments with maturities ranging from six to twelve months are classified as being held to maturity and are carried at amortized cost. The age of gross unrealized gains and the fair value of related securities at December 31, 2015 were as follows:

	Total (maturities within 12 months)
	Cost	Unrealized Gain	Fair Value
Held to Maturity:
Debt Securities:
United States Government sponsored bonds	$26,958,214	$4,646	$26,962,860

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the year ended December 31, 2015, the amount of total amortized interest income was $20,621. The carrying value of $26,977,362 as of December 31, 2015, is equal to the amortized cost plus the amortized interest income of $19,148 on the remaining bonds held at December 31, 2015.

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Accrued compensation expense	$663,404	$511,769
Accrued research and development	859,053	641,997
Accrued professional fees	55,787	23,901
Other accounts payable and accrued expenses	28,063	82,931

Totals	$1,606,307	$1,260,598

NOTE 4—ISSUANCE OF MEMBERSHIP INTERESTS and COMMON STOCK

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

NOTE 5—SHARE-BASED COMPENSATION and STOCK OPTIONS

        Prior to the corporate conversion in March 2014, the Company granted awards of restricted Class A Membership Interests to board members in exchange for services. These membership interests awards were originally scheduled to vest over a period of either 3 or 4 years, with the first year beginning on the date the member joined the board. In each case, these membership interests involved accelerated vesting upon a change of control or other business combination. The fair value of the membership interests granted was equal to the per-membership interest value of the most recent private placement ($50 per membership interest). Total compensation expense in the amount of $100,000 and $125,000 has been recognized as director fees for the years ended December 31, 2015 and 2014, respectively.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5—SHARE-BASED COMPENSATION and STOCK OPTIONS (Continued)

        The following table summarizes the non-vested Class A Membership Interests at December 31, 2015 giving effect to the corporate conversion and the associated activity:

Class A Membership Interests converted to Common Stock 7:1 ratio
Nonvested at January 1, 2014	77,000
Granted	—
Forfeited	(21,000)
Vested	(14,000)

Nonvested at December 31, 2014	42,000
Granted	—
Forfeited	—
Vested	(14,000)

Nonvested at December 31, 2015	28,000

        In December 2013, 1,000 Membership Interests were issued to a member of the board of directors and vested in February 2014.

        As of December 31, 2015, there was $120,833 of total unrecognized compensation cost related to these awards. That cost is expected to be recognized over a weighted average period of 1.25 years.

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

        In January 2015, the Company granted stock options to purchase 251,000 common shares to its five employees, outside directors, and certain non-employee consultants. The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $11.35, with one-half of the options vesting upon issuance and the balance vesting evenly over the subsequent 24 months. A portion of the January stock option grant, 35,000 options, was granted to non-employees for services rendered. As such, the Company expensed $353,150, the entire portion of those non-employee grants, at the grant date.

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

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5—SHARE-BASED COMPENSATION and STOCK OPTIONS (Continued)

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

        The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected term	5.65 years	4.3 years
Volatility	62.1%	59.6%
Dividend yield	0%	0%
Risk free interest rate	1.58%	1.23%

        ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures. The Company currently estimates there will be no forfeitures of options.

        A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	—
Granted	861,287	$13.90
Forfeited	—

Outstanding at December 31, 2014	861,287	$13.90
Granted	251,000	$11.35
Forfeited	—

Outstanding and expected to vest at December 31, 2015	1,112,287	$13.32

        Compensation expense relating to options for the years ended December 31, 2015 and 2014 was $3,175,908 and $1,322,479, respectively. The total compensation expense not yet recognized as of December 31, 2015 was $2,473,027. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of December 31, 2015 was approximately 1.2 years. The weighted average grant date fair values were $7.61 and $5.88 for 2015 and 2014, respectively. The intrinsic value of the stock options was $0 as of December 31, 2015 and 2014, with a remaining weighted average contractual life of 5.4 years and 5.74 years as of December 31, 2015 and 2014, respectively. Total options excercisable at December 31, 2015 were 657,314.

NOTE 6—SHARE-BASED PAYMENTS TO VENDORS

        In January 2014, the Company entered into a Product Development Agreement with RRD International, LLC ("RRD"), pursuant to which RRD provides certain strategic product development services to the Company during the term of the agreement which was calendar year 2014. These product development services include the management of the Company's ongoing Phase 3 clinical trials, developing, planning and execution of a fully integrated product development strategy and

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6—SHARE-BASED PAYMENTS TO VENDORS (Continued)

implementation of that strategy either directly or with third party vendors. As consideration for services rendered, the Company agreed to pay RRD partially in cash and by issuing 7,604 of the Company's Class A Membership Interests. The Company expensed the fair value of the Class A Membership Interests, $50 per Class A Membership Interest, based on the most recent private placement.

        In January 2015, the Company entered into a new amendment to the Product Development Agreement with RRD dated January 2014, pursuant to which RRD will continue to provide certain strategic product development services to the Company for an additional six-month term. As consideration for services rendered, the Company has agreed to pay RRD a total of $600,000, consisting of $450,000 in cash and $150,000 in restricted shares of the Company's common stock (12,346 shares). The Company recorded research and development expense relating to this six-month agreement of $608,495, including the cash payments and stock issuance.

        In July 2015, the Company entered into two new amendments to the Product Development Agreement with RRD dated January 2014, pursuant to which RRD will continue to provide certain strategic product development services to the Company for an additional six-month term. These services include management of the Company's ongoing Phase 3 clinical trials, developing, planning, and execution of a fully integrated product development strategy and implementation of that strategy either directly or with third party vendors. The services also include activities to support the initiation and the preparation of the New Drug Application ("NDA") Amendment. As consideration for the services rendered, the Company has agreed to pay RRD approximately $1.7 million, consisting of approximately $1.27 million in cash and approximately $423,000 in restricted common stock (31,607 shares). Terms of the services to be provided after December 2015, if any, will be negotiated at a later date. The Company recognizes the costs incurred in connection with this agreement as research and development expenses as services are rendered. The Company recorded research and development expense relating to this agreement of $1,686,965, including cash and stock issuance, for the year ended December 31, 2015.

        In January 2016, the Company entered into two new amendments to the Product Development Agreement with RRD dated January 2014, pursuant to which RRD will continue to provide certain strategic product development services to the Company for an additional six-month term.

NOTE 7—INCOME TAXES

        The Company has $25.5 million of net operating loss carryforwards and $1.2 million of research tax credit carryforwards as of December 31, 2015. The net operating loss carryforwards and research tax credit carryforwards begin to expire in 2034 and will be utilized for tax purposes at such time the Company generates taxable income. The utilization of these net operating loss carryforwards may also be limited to the extent the Company has certain ownership changes pursuant to section 382 of the Internal Revenue Code.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        The components of the net deferred income tax asset at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$11,353,162	$4,797,498
Share-based compensation	2,023,572	588,860
Research and development credit carryforwards	1,205,464	506,325

Gross deferred tax assets	14,582,198	5,892,683
Less valuation allowance	(14,582,198)	(5,892,683)

Net deferred tax asset	$—	$—

        In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 31, 2015 because the Company has determine that it is more-likely-than-not that these assets will not be fully realized.

        The Company reserves 100% of the deferred tax asset pursuant to applicable GAAP accounting rules. In the event the Company becomes profitable for a period of two or more years, with future expectations at that time of profitability for future years prior to any significant change in its equity capitalization, the Company would have an opportunity to realize benefit from the deferred tax asset at such time in the future.

        The Company did not have unrecognized tax benefits as of December 31, 2015, and does not expect this to change significantly over the next twelve months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2015, the Company has not accrued interest or penalties related to any uncertain tax positions.

        A reconciliation of income tax expense (benefit) at the statutory Federal income tax rate and income taxes as reflected in the financial statements for both years ending December 31, 2015 and 2014 is as follows:

Federal income tax expense at statutory rate	(34.0)%
State income tax, net of federal benefit	—
Permanent differences	0.1
Change in valuation allowance	33.9

Effective income tax rate	—%

        The Company has generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

presented as an uncertain tax position for these years. A full valuation allowance has been provided against research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

        The Company files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions.

NOTE 8—LEASE OF OFFICE SPACE

        Effective May 2014, the Company entered into a sublease agreement for office space with current monthly payments of $13,098. The term of the sublease ends on March 30, 2016 with inflationary escalations in 2015 and the first three months of 2016. Total minimum sublease payments for the remaining term of the sublease from December 31, 2015 to March 30, 2016 are $39,294.

        In January 2016, the Company entered into a lease for office space commencing in March 2016 with current monthly payments of $18,857 subject to inflationary escalations and adjustments thereafter. The term of the lease is for five years and five months with total minimum lease payments of approximately $1.28 million. The future minimum lease payments under this lease are as follows:

Year ending December 31:
2016	$169,713
2017	$231,534
2018	$238,004
2019	$244,658
2020	$251,522
Thereafter	$150,347

Total	$1,285,778

NOTE 9—LEGAL MATTERS

        The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active ingredient of the Product Locilex® on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce, LLC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce, LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of the Genaera Corporation.

        The complaint alleged, among other things, the Company and its two executives aided and abetted a breach of fiduciary duty alleged to have been committed by the former director and officers of Genaera Corporation before it was approved for dissolution by its shareholders and also Argyce, LLC,

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9—LEGAL MATTERS (Continued)

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

        The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period. All of the other defendants in this litigation also filed motions to dismiss, and a court order by the Federal District Court granted each and every motion to dismiss, with prejudice, without leave to refile, on August 12, 2013 based on the argument that Plaintiff's claims were time barred. A subsequent motion to reconsider such dismissal was denied by the Federal District Court. Plaintiff appealed the dismissal to the United States Third Circuit Court of Appeals seeking reversal of the dismissal and the Third Circuit Court granted Plaintiff's appeal. On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court's dismissal of Plaintiff's claims based on the expiration of the applicable statutes of limitation. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants filed the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service. The Third Circuit denied the request for en banc hearing and remanded this case to District Court.

        Upon remand to the Federal District Court, all Defendants moved to dismiss the complaint for reasons other than being time barred. The Company and the executives moved for dismissal based on Plaintiff's inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.

        The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its executives. In December 2015, Plaintiff appealed the Federal District Court's decision to the Third Circuit Appellate Court and the Company anticipates a decision on whether to grant Plaintiff's appeal by the Third Circuit Appellate Court in 2016. The Company will continue to vigorously defend against Plaintiff's claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

NOTE 10—RELATED PARTY TRANSACTIONS

        The individual employed as the Company's Vice President, Finance and Corporate Development as of the closing of the initial public offering, is the owner of Aumoe Partners, LLC ("Aumoe"), which was engaged in January 2012 to perform certain financial advisory services. The Company incurred $0 and $22,500 in fees to Aumoe for the years ended December 31, 2015 and 2014, respectively, which were recorded in general and administrative expenses.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

        The Company engaged the consulting services of Drug Development Advisors ("DDA") pursuant to which DDA performed detailed analysis on a number of the Company's preclinical studies in connection with the NDA process. DDA is owned and operated by a member of the Company's board of directors. The Company incurred expenses for services provided by DDA in the amounts of $24,550 and $30,734 for the years ended December 31, 2015 and 2014, respectively, which were recorded in research and development expenses.

NOTE 11—NET LOSS PER SHARE

        Basic and diluted net loss per common share for the years ended December 31, 2015 and 2014, respectively, were determined by dividing net loss by the weighted average common shares outstanding during the period. The Company's potentially dilutive shares, which include 1,112,287 of stock options, 28,000 unvested common shares, and 24,500 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. On March 12, 2014, the Company completed a corporate conversion from a limited liability company to a corporation (the "Conversion"). Accordingly, the outstanding Class A Membership Interests were converted to shares of common stock using a conversion ratio of 7 to 1, resulting in the conversion of its 767,911 Class A Membership Interests into an aggregate of 5,375,377 shares of common stock. The effects of this Conversion on the Company's net loss per share have been reflected for all periods presented retroactively.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the provisions of this amendment.

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), which requires that all deferred income tax assets and liabilities be presented as noncurrent in the statement of financial position. The pronoucement is effective for financial statements issued for annual periods beginning after December 15, 2018 with early application permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which includes amendments that require lessees to recognize a lease liability for all long-term leases (lease terms more than 12 months) at the commencement date. The lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. The amendments also require lessees to recognize a right-of-use asset for all long-term leases. The right-of-use asset is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this ASU require qualitative disclosures along with specific quantitative disclosures.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently evaluating the provisions of this amendment.