Form 10-Q
period 2016-03-31
Dipexium Pharmaceuticals, Inc.
filed 2016-05-11
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number:  001-36351

DIPEXIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4995704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14 Wall St, Suite 3D New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2016: 10,351,613

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2015 on Form 10-K, filed with the United States Securities and Exchange Commission on March 22, 2016.  The results of operations for the quarterly period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash	$4,169,675	$5,234,953
Short-term Investments	22,981,604	26,977,362
Prepaid Expenses	107,970	146,145
TOTAL CURRENT ASSETS	27,259,249	32,358,460

OTHER ASSETS
Security Deposit	92,917	49,385
TOTAL OTHER ASSETS	92,917	49,385

TOTAL ASSETS	$27,352,166	$32,407,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$869,147	$1,606,307
TOTAL LIABILITIES	869,147	1,606,307

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common Stock: $.001 par value, 30,000,000 shares authorized, 10,351,613 and 10,301,114 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	10,351	10,301
Additional paid-in capital	73,350,755	71,852,692
Accumulated deficit	(46,878,087)	(41,061,455)
TOTAL SHAREHOLDERS’ EQUITY	26,483,019	30,801,538

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,352,166	$32,407,845

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	3,583,667	1,709,398
Selling, General and Administrative Expenses	2,247,207	2,478,427

TOTAL OPERATING EXPENSES	5,830,874	4,187,825

LOSS FROM OPERATIONS	(5,830,874)	(4,187,825)

Interest Income	14,242	592

NET LOSS	$(5,816,632)	$(4,187,233)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.56)	$(0.49)

Weighted average common shares outstanding basic and diluted	10,315,726	8,552,150

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Accumulated	Total
	Shares	Amount	Additional Paid-In Capital	Deficit	Shareholders’ Equity
Balance at December 31, 2015	10,301,114	$10,301	$71,852,692	$(41,061,455)	$30,801,538

Share-Based Payment to Vendors	36,499	36	144,984		145,020

Share-Based Compensation	14,000	14	1,353,079		1,353,093

Net Loss				(5,816,632)	(5,816,632)

Balance at March 31, 2016 (unaudited)	10,351,613	$10,351	$73,350,755	$(46,878,087)	$26,483,019

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net Loss	$(5,816,632)	$(4,187,233)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	1,353,093	1,643,710
Share-Based Payments to Vendors	145,020	78,834
Amortization of Short-Term Investment Interest Income	(14,135)	—
(Increase) / Decrease In:
Prepaid Expenses	38,175	(13,293)
Security Deposit	(43,532)	—
Accounts Payable and Accrued Expenses	(737,160)	(562,924)

Net Cash Used In Operating Activities	(5,075,171)	(3,040,906)

Investing Activities:
Proceeds from Short-term Investments	8,000,000	—
Purchase of Short-term Investments	(3,990,107)	—

Net Cash Provided By Investing Activities	4,009,893	—

Net Decrease In Cash	(1,065,278)	(3,040,906)

Cash at Beginning of Period	5,234,953	27,040,325

Cash at End of Period	$4,169,675	$23,999,419

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS and SIGNIFICANT ACCOUNTING POLICIES

Business

Dipexium Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a late stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%).  The Company was formed on January 14, 2010.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an initial public offering (“IPO”) of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million.  As of March 31, 2016, the Company had cash and short-term investments totaling approximately $27.2 million.  Based on the Company’s projected expenditures for 2016 and 2017, management currently believes that its current cash balances should be sufficient to fund the Company’s operations through 2017.  However, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

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

Unaudited Condensed Interim Financial Data

The accompanying interim condensed financial statements are unaudited.  These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report for the year ended December 31, 2015, and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures required by GAAP for complete financial statements.

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

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, Accounting for Research and Development Costs, the Company expenses research and development costs when incurred.  At times, the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amounts of $3,583,667 and $1,709,398 for the three months ended March 31, 2016 and 2015, respectively.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the years ended December 31, 2015 and 2014 for both financial statement and tax purposes.  Therefore, no Federal or state income tax expense has been recorded in the financial statements.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in an effort to simplify accounting for certain aspects of income tax accounting and accounting for forfeitures.  The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the potential impact this ASU will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which includes amendments that require lessees to recognize a lease liability for all long-term leases (lease terms more than 12 months) at the commencement date. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  The amendments also require lessees to recognize a right-of-use asset for all long-term leases. The right-of-use asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities.  If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.  The amendments in this ASU require qualitative disclosures along with specific quantitative disclosures.   The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  The Company is currently evaluating the provisions of this ASU.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the provisions of this amendment.

NOTE 2 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company’s financial instruments, including cash and accounts payable, is shown at cost, which approximates fair value.  Short-term investments with maturities ranging from six to twelve months are classified as being held to maturity and are carried at amortized cost.  The cost, gross unrealized gains, and the fair value of related securities at March 31, 2016 and December 31, 2015 were as follows:

	Total (maturities within 12 months)
	Cost	Unrealized Gain	Fair Value
Held to Maturity:
Debt Securities:
U.S. Government sponsored bonds at March 31, 2016	$22,957,170	$28,700	$22,985,870
U.S. Government sponsored bonds at December 31, 2015	$26,958,214	$4,646	$26,962,860

For the three month periods ended March 31, 2016 and 2015, the amount of total amortized interest income was $14,135 and $0, respectively.  The carrying values of $22,981,604 and $26,977,362 as of March 31, 2016 and December 31, 2015 are equal to the cost of the securities plus the accumulated amortized interest income of $24,434 and $19,148 on the remaining bonds held at March 31, 2016 and December 31, 2015, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Accrued compensation expense	$134,868	$663,404
Accrued research and development	680,395	859,053
Accrued professional fees	16,374	55,787
Other accounts payable and accrued expenses	37,510	28,063
Totals	$869,147	$1,606,307

NOTE 4 — SHARE-BASED COMPENSATION and STOCK OPTIONS

Prior to the Company’s initial public offering, the Company granted awards of restricted Class A Membership Interests to board members in exchange for services.  These membership interests awards, which were converted to restricted common shares (7:1 ratio) at the time of the corporate conversion in March 2014, were originally scheduled to vest over a period of either 3 or 4 years with the first year beginning on the date the member joined the board.  In each case, the restricted common shares involved accelerated vesting upon a change of control or other business combination.  The fair value of the membership interests, at the time they were granted, was equal to the per-membership interest value of the most recent private placement ($50 per membership interest).  Total compensation expense in the amount of $25,000 has been recognized as director fees for the three month periods ended March 31, 2016 and 2015, respectively.

The following table summarizes the restricted common stock at March 31, 2016:

Restricted Common Stock
Nonvested at January 1, 2016	28,000
Granted	—
Forfeited
Vested	(14,000)
Nonvested at March 31, 2016	14,000

As of March 31, 2016 there was $95,833 of total unrecognized compensation expense related to these awards. That expense is expected to be recognized over a weighted average period of 1.0 years.

In November 2013, the board of directors adopted the 2013 Equity Incentive Plan.  The plan became effective as of the completion of the corporate conversion and the closing of the IPO.  The 2013 Equity Incentive Plan currently reserves 2,141,169 common shares, of which 741,382 are still available for issuance.  The purpose of the plan is to attract and retain directors, officers, and employees whose services are considered valuable to the Company.

In January 2015, the Company granted stock options to purchase 251,000 common shares to its five employees, outside directors, and certain non-employee consultants.  The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $11.35, with one-half of the options vesting upon issuance and the balance vesting evenly over the subsequent 24 months. A portion of the January stock option grant, 35,000 fully vested options, were granted to non-employees for services rendered.  As such, the Company expensed $353,150, the entire portion of those non-employee grants, at the grant date.

In January 2016,  the Company granted stock options to purchase 287,500 common shares to its employees, outside directors, and certain non-employee consultants.  The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $10.16, with one-half of the options vesting upon issuance and the balance vesting evenly over the subsequent 24 months. A portion of the January stock option grant, 27,500 fully vested options, were granted to non-employees for services rendered.  As such, the Company expensed $181,775, the entire portion of those non-employee grants, at the grant date

Compensation expense associated with these awards is recognized over the vesting period based on the fair value of the option at the grant date determined based on the Black-Scholes model. Option valuation models require the input of highly subjective assumptions including the expected price volatility.  The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Expected term	5.55 years	4.6 years
Volatility	63.3%	60.2%
Dividend yield	0%	0%
Risk free interest rate	1.54%	1.31%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at the beginning of the period	1,112,287	$13.32
Granted	287,500	$10.16
Forfeited	—
Outstanding and expected to vest at March 31, 2016	1,399,787	$12.67

Compensation expense relating to options for the three months ended March 31, 2016 and 2015 was $1,328,093 and $1,618,710, respectively.  The total compensation expense not yet recognized as of March 31, 2016 was $2,484,712.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of March 31, 2016 was approximately 1.1 years. The weighted average grant date fair value of options granted during the period was $4.66 and $7.61 as of March 31, 2016 and 2015, respectively. The intrinsic value of the stock options was $0 and $598,642, as of March 31, 2016 and 2015, respectively, with a remaining weighted average contractual life of 5.85 years.  Total options excercisable at March 31, 2016 were 926,129.

NOTE 5 — SHARE-BASED PAYMENTS TO VENDORS

The Company, in the ordinary course of business, may issue restricted stock for services rendered by a vendor.  The vesting of restricted stock and the associated expense for the services rendered are recorded over the term of the contract.  For the three months ended March 31, 2016 and 2015, the Company recorded $145,020 and $78,834 of research and development costs as it relates to vendor equity issuances, respectively.

NOTE 6— LEASE OF OFFICE SPACE

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

NOTE 7 — LEGAL MATTERS

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

The complaint alleged, among other things, the Company and its two executives aided and abetted a breach of fiduciary duty alleged to have been committed by the former director and officers of Genaera Corporation before it was approved for dissolution by its shareholders and also Argyce, LLC, the trustee of the Liquidating Trust. Plaintiff claims that the Company, and its executives, aided and abetted a breach of the duties of the board of directors and the trustee under common law and under a certain trust agreement allegedly signed between Argyce, LLC, as the trustee, and the Liquidating Trust. With regard to the claims made against the Company and its two executives, the plaintiff alleged, in pertinent part, that the Company’s acquisition of the pexiganan rights was for alleged inadequate consideration, and that the Company and its management aided and abetted a breach of fiduciary duty by the Genaera Corporation defendants who were formerly associated with Genaera Corporation and/or the Trust.

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period. All of the other defendants in this litigation also filed motions to dismiss, and a court order by the Federal District Court granted each and every motion to dismiss, with prejudice, without leave to refile, on August 12, 2013 based on the argument that Plaintiff’s claims were time barred. A subsequent motion to reconsider such dismissal was denied by the Federal District Court.  Plaintiff appealed the dismissal to the United States Third Circuit Court of Appeals seeking reversal of the dismissal and the Third Circuit Court granted Plaintiff’s appeal.  On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court’s dismissal of Plaintiff’s claims based on the expiration of the applicable statutes of limitation. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants filed the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service. The Third Circuit denied the request for en banc hearing and remanded this case to District Court.

Upon remand to the Federal District Court, all Defendants moved to dismiss the complaint for reasons other than being time barred.  The Company and its two executives moved for dismissal based on Plaintiff’s inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives.  In December 2015, Plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and the Company anticipates a decision on whether to grant Plaintiff’s appeal by the Third Circuit Appellate Court in 2016.  The Company will continue to vigorously defend against Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company engaged the consulting services of Drug Development Advisors (“DDA”) pursuant to which DDA performed detailed analysis on a number of the Company’s preclinical studies in connection with the NDA process.  DDA is owned and operated by a member of the Company’s board of directors.  The Company incurred expenses for services provided by DDA in the amounts of $5,167 and $6,665 for the three months ended March 31, 2016 and 2015, respectively, which were recorded in research and development expenses.

NOTE 9 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2016 and 2015 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 1,399,787 stock options, 32,249 unvested common shares, and 24,500 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

We believe that we have a clear clinical and regulatory pathway in both the United States and Europe for the regulatory approval of Locilex®.  We have reached agreement with the FDA through a Special Protocol Assessment (or SPA) for our Phase 3 program which is actively enrolling patients at up to 70 clinical trial centers in the U.S. We have completed the enrollment objective in the OneStep-2 pivotal Phase 3 clinical trial in accordance with the requirements set forth in the OneStep-2 clinical trial protocol.  In addition, we are 98%-99% enrolled in our OneStep-1 pivotal Phase 3 clinical trial.  OneStep-1 and OneStep-2 are our two pivotal Phase 3, double blind, placebo-controlled superiority studies.  Across both clinical trials, clinical trial sites are now in the process of being closed, with certain trial centers continuing enrollment for approximately 30 days to collect the required number of blood samples for pharmacokinetic (PK) analysis as set forth in the OneStep clinical trial protocols.

We also conducted two separate Phase 1 skin irritation and skin sensitization studies and we reported data on the first of these two Phase 1 studies in Q3 2014 and reported data on the second Phase 1 study in Q1 2015. If the data from our Phase 3 studies are sufficient to meet the primary endpoint, we expect to submit our New Drug Application (or NDA) for Locilex® to the FDA in the first half of 2017.   We expect to receive a response from the FDA within six months of our NDA submission.

In Europe, we received formal clinical and regulatory guidance from the European Medicines Agency (or EMA) in May 2015.  Based on this formal guidance, if the data from our Phase 3 studies are favorable, we anticipate filing a marketing authorization application (or MAA) for approval in Europe under the centralized process soon after the NDA submission to the FDA with related European approval anticipated in the first half of 2018.

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

•                  Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoint, we plan to submit our NDA for Locilex®in the first half of 2017 We believe that Locilex® may be approved by the FDA within 6 months of filing a NDA amendment with the FDA;

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

We have an SPA with the FDA relating to the trial design for our Phase 3 studies. The SPA calls for us to conduct two identical placebo-controlled pivotal Phase 3 studies, but does not require us to demonstrate equivalence to oral antibiotics. We have completed the enrollment objective in our OneStep-2 pivotal Phase 3 clinical trial pursuant to the requirements set forth in the OneStep-2 clinical trial protocol and are 98%-99% enrolled in the OneStep-1 pivotal Phase 3 clinical trial.  Both trials are randomized, placebo-controlled, double blind, multi-center trials of 180 evaluable patients in each trial.  These trials are designed to establish the superiority of Locilex® over placebo-cream in the treatment of Mild DFI.

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

We are a late-stage pharmaceutical company and have never generated revenue.   Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. We incurred net losses of $5.8 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

• Manufacturing issues may prevent Locilex® from receiving regulatory approval.  Although we believe that we have successfully resolved the manufacturing issues encountered by Locilex®’s prior sponsor and previously identified by the FDA, to the extent that such issues are not resolved or to the extent new issues arise, regulatory approval for Locilex® may be delayed or withheld, and we may not be able to meet the developmental milestones necessary to continue our business.

• Even if Locilex® is approved, the market may not accept it as a viable treatment option. Even if Locilex® is approved, there is a risk that it may not be accepted in the marketplace for a variety of reasons. If we are unable to generate substantial revenue from sales of Locilex®, our business will be substantially harmed.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2016 compared with the three months ended March 31, 2015:

	Three Months Ended March 31,		Percentage
	2016	2015	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$3,584	$1,709	110%
Selling, General and Administrative Expenses	$2,247	$2,479	(9)%
Total Operating Expenses	$5,831	$4,188	39%
Interest Income	$14	$1	1,300%
Net Loss	$5,817	$4,187	39%

Research and Development Expenses

Research and development expenses were $3.6 million for the three months ended March 31, 2016, and $1.7 million for the three months ended March 31, 2015, an increase of $1.9 million. Research and development expenses increased due to increased Phase 3 clinical trial enrollment and related clinical trial expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.2 million for the three months ended March 31, 2016, and $2.5 million for the three months ended March 31, 2015, a decrease of $0.3 million. The decrease in selling, general and administrative expenses is primarily attributable to a decrease in stock-based non-cash compensation related expenses.

Net Loss

Net loss was $5.8 million for the three months ended March 31, 2016, compared to $4.2 million for the three months ended March 31, 2015, an increase of $1.6 million, primarily due to a $0.3 million decrease in selling, general and administrative expenses and a $1.9 million increase in research and development expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $46.9 million since inception. We have funded our operations primarily from equity issuances.  On March 18, 2014, we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

On June 30, 2015, the Company completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in net proceeds of $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

We believe that we have sufficient cash to fund our operations through 2017.

As of March 31, 2016, we had working capital of approximately $26.4 million, consisting primarily of $27.2 million of cash and short-term investments, offset by $0.9 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the three months ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(5,075)	$(3,041)
Net cash provided by investing activities	4,010	—

Net decrease in cash	$(1,065)	$(3,041)

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.1 million for the three months ended March 31, 2016.  The net loss for this period was greater than the net cash used in operating activities by $0.7 million, which was primarily attributable to $1.5 million of share-based compensation offset by a $0.8 million decrease in accounts payable and accrued expenses.

Net cash used in operating activities was $3.0 million for the three months ended March 31, 2015. The net loss for this period was greater than the net cash used in operating activities by $1.1 million, which was primarily attributable to $1.7 million of share-based compensation offset by a $0.6 million decrease in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 was $4.0 million, which was attributable to the Company’s net investments and maturities of United States Treasury Bills.

Contractual Obligations

In January 2016, the Company entered into a lease for office space commencing in March 2016 with current monthly payments of $18,857 subject to inflationary escalations and adjustments thereafter.  The term of the lease is for five years and five months with total minimum lease payments of approximately $1.28 million.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in an effort to simplify accounting for certain aspects of income tax accounting and accounting for forfeitures.  The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the potential impact this ASU will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which includes amendments that require lessees to recognize a lease liability for all long-term leases (lease terms more than 12 months), at the commencement date. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  The amendments also require lessees to recognize a right-of-use asset for all long-term leases. The right-of-use asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities.  If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.  The amendments in this ASU require qualitative disclosures along with specific quantitative disclosures.   The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases), must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  The Company is currently evaluating the provisions of this ASU.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), which requires that all deferred income tax assets and liabilities be presented as noncurrent in the statement of financial position. The pronoucment is effective for financial statements issued for annual periods beginning after December 15, 2018 with early application permitted.  The adoption of this guidance is not expected to have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the provisions of this amendment.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The complaint alleged, among other things, the Company and its two executives aided and abetted a breach of fiduciary duty alleged to have been committed by the former director and officers of Genaera Corporation before it was approved for dissolution by its shareholders and also Argyce, LLC, the trustee of the Liquidating Trust. Plaintiff claims that the Company, and its executives, aided and abetted a breach of the duties of the board of directors and the trustee under common law and under a certain trust agreement allegedly signed between Argyce, LLC, as the trustee, and the Liquidating Trust. With regard to the claims made against the Company and its two executives, the plaintiff alleged, in pertinent part, that the Company’s acquisition of the pexiganan rights was for alleged inadequate consideration, and that the Company and its management aided and abetted a breach of fiduciary duty by the Genaera Corporation defendants who were formerly associated with Genaera Corporation and/or the Trust.

The Company and its two executives filed a motion to dismiss the complaint within the prescribed time period. All of the other defendants in this litigation also filed motions to dismiss, and a court order by the Federal District Court granted each and every motion to dismiss, with prejudice, without leave to refile, on August 12, 2013 based on the argument that Plaintiff’s claims were time barred. A subsequent motion to reconsider such dismissal was denied by the Federal District Court.  Plaintiff appealed the dismissal to the United States Third Circuit Court of Appeals seeking reversal of the dismissal and the Third Circuit Court granted Plaintiff’s appeal.  On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court’s dismissal of Plaintiff’s claims based on the expiration of the applicable statutes of limitation. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants filed the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service. The Third Circuit denied the request for en banc hearing and remanded this case to District Court.

Upon remand to the Federal District Court, all Defendants moved to dismiss the complaint for reasons other than being time barred.  The Company and its two executives moved for dismissal based on Plaintiff’s inability to make a case for aiding and abetting a breach of fiduciary duty because there was no underlying breach and such an aiding and abetting claim requires an element of knowing participation in the fiduciary breach which cannot be established by Plaintiff.

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives.  In December 2015, Plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and we anticipate a decision on whether to grant Plaintiff’s appeal by the Third Circuit Appellate Court in 2016.  The Company will continue to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

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
Date: May 11, 2016

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer, and Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)