Form 10-Q
period 2016-06-30
Dipexium Pharmaceuticals, Inc.
filed 2016-08-03
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

N/A

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2016:  10,398,078

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, the changes in shareholders’ equity for the six months ended June 30, 2016, and cash flows for the six months ended June 30, 2016 and 2015, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2015 on Form 10-K, filed with the United States Securities and Exchange Commission on March 22, 2016.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash	$7,586,270	$5,234,953
Short-term Investments	14,983,711	26,977,362
Prepaid Expenses	207,559	146,145
TOTAL CURRENT ASSETS	22,777,540	32,358,460

OTHER ASSETS
Security Deposit	56,630	49,385
TOTAL OTHER ASSETS	56,630	49,385

TOTAL ASSETS	$22,834,170	$32,407,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$945,357	$1,606,307
TOTAL LIABILITIES	945,357	1,606,307

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock: $.001 par value, 30,000,000 shares authorized, 10,351,613 and 10,301,114 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10,351	10,301
Additional paid-in capital	74,164,907	71,852,692
Accumulated deficit	(52,286,445)	(41,061,455)
TOTAL SHAREHOLDERS’ EQUITY	21,888,813	30,801,538

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,834,170	$32,407,845

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES	$—	$—	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	3,700,913	2,290,266	7,284,581	3,999,665
Selling, General and Administrative Expenses	1,722,230	1,744,257	3,969,438	4,222,684

TOTAL OPERATING EXPENSES	5,423,143	4,034,523	11,254,019	8,222,349

LOSS FROM OPERATIONS	(5,423,143)	(4,034,523)	(11,254,019)	(8,222,349)

Interest Income	14,786	2,615	29,029	3,208

NET LOSS	$(5,408,357)	$(4,031,908)	$(11,224,990)	$(8,219,141)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.52)	$(0.47)	$(1.09)	$(0.96)

Weighted average common shares outstanding basic and diluted	10,339,514	8,584,554	10,327,620	8,568,441

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Accumulated	Total
	Shares	Amount	Additional Paid-In Capital	Deficit	Shareholders’ Equity
Balance at December 31, 2015	10,301,114	$10,301	$71,852,692	$(41,061,455)	$30,801,538

Share-Based Payment to Vendor	36,499	36	342,697		342,733

Share-Based Compensation	14,000	14	1,969,518		1,969,532

Net Loss				(11,224,990)	(11,224,990)

Balance at June 30, 2016 (unaudited)	10,351,613	$10,351	$74,164,907	$(52,286,445)	$21,888,813

The accompanying notes are an integral part of these condensed financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net Loss	$(11,224,990)	$(8,219,141)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	1,969,532	2,187,776
Share-Based Payments to Vendors	342,733	158,495
Amortization of short-term investment interest income	(28,812)	(2,271)

Change In:
Prepaid Expenses	(61,414)	(109,419)
Security Deposit	(7,245)	—
Accounts Payable and Accrued Expenses	(660,950)	(247,493)

Net Cash Used In Operating Activities	(9,671,146)	(6,232,053)

Investing Activities:
Proceeds from Short-term Investments	23,000,000	—
Purchase of Short-term Investments	(10,977,537)	(11,989,678)

Net Cash Provided By (Used In) Investing Activities	12,022,463	(11,989,678)

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	—	19,870,664

Net Cash Provided By Financing Activities	—	19,870,664

Net Increase In Cash	2,351,317	1,648,933

Cash at Beginning of Period	5,234,953	27,040,325

Cash at End of Period	$7,586,270	$28,689,258

SUPPLEMENTAL DISCLOSURE:
NONCASH OPERATING ACTIVITY
Accrued financing issuance costs	$—	$156,051

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an initial public offering (“IPO”) of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million.  As of June 30, 2016, the Company had cash and short-term investments totaling approximately $22.6 million.  Based on the Company’s projected expenditures for 2016 and 2017, management currently believes that its current cash and short-term investment balances should be sufficient to fund the Company’s operations through 2017.  However, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

There can be no assurance that the Company’s research and development will be successfully completed or that the Company’s product candidate, or any future product candidate(s) the Company could acquire, will be approved or commercially viable.  The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, development of sales and marketing infrastructure and compliance with Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

Unaudited Condensed Interim Financial Data

The accompanying interim condensed financial statements are unaudited.  These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015.  The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report for the year ended December 31, 2015, and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, the changes in shareholders’ equity for the six months ended June 30, 2016, and cash flows for the six months ended June 30, 2016 and 2015.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures required by GAAP for complete financial statements.

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

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, Accounting for Research and Development Costs, the Company expenses research and development costs when incurred.  At times, the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amounts of $3,700,913 and $2,290,266 for the three months ended June 30, 2016 and 2015, respectively, and $7,284,581 and $3,999,665 for the six months ended June 30, 2016 and 2015, repsectively.

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

Share-Based Payments to Vendors

The Company accounts for the cost of services performed by vendors in exchange for an award of common stock of the Company based on the grant-date fair value of the award or fair value of the services rendered, whichever is more readily determinable and adjusted to fair value at each reporting date.  Such fair value is measured as of the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete.  The Company recognizes the expense in the same period and in the same manner as if the Company had paid cash for the services.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the year ended December 31, 2015 and for the six months ended June 30, 2016, respectively, for both financial statement and tax purposes.  Therefore, no Federal or state income tax expense has been recorded in the financial statements for the year ended December 31, 2015 and for the six months ended June 30, 2016, respectively.

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it is more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded at June 30, 2016 and December 31, 2015, respectively.  In the event the Company becomes profitable for a period of two or more years, with future expectations at that time of profitability for future years prior to any significant change in its equity capitalization, the Company would have an opportunity to realize benefit from the deferred tax asset at such time in the future.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in an effort to simplify accounting for certain aspects of income tax accounting and accounting for forfeitures.  The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

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

NOTE 2 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company’s financial instruments, including cash and accounts payable, is shown at cost, which approximates fair value.  Short-term investments with maturities ranging from six to twelve months are classified as being held to maturity and are carried at amortized cost.  The cost, gross unrealized gains, and the fair value of related securities at June 30, 2016 and December 31, 2015 were as follows:

	Total (maturities within 12 months)
	Cost	Unrealized Gain	Fair Value
Held to Maturity:
Debt Securities:
U.S. Government sponsored bonds at June 30, 2016	$14,965,584	$23,706	$14,989,290

U.S. Government sponsored bonds at December 31, 2015	$26,958,214	$4,646	$26,962,860

The Company had total amortized interest income for the three month periods ended June 30, 2016 and 2015 of $14,686 and $2,271, respectively and $28,812 and $2,271 for the six month periods ended June 30, 2016 and 2015, respectively.  The carrying values of $14,983,711 and $26,977,362 as of June 30, 2016 and December 31, 2015 are equal to the cost of the securities plus the accumulated amortized interest income of $18,127 and $19,148 on the remaining bonds held at June 30, 2016 and December 31, 2015, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Accrued compensation expense	$263,264	$663,404
Accrued research and development	643,853	859,053
Accrued professional fees	6,250	55,787
Other accounts payable and accrued expenses	31,990	28,063
Totals	$945,357	$1,606,307

NOTE 4 — SHARE-BASED COMPENSATION and STOCK OPTIONS

Prior to the Company’s initial public offering, the Company granted awards of restricted Class A Membership Interests to board members in exchange for services.  These membership interests awards, which were converted to restricted common shares (7:1 ratio) at the time of the corporate conversion in March 2014, were originally scheduled to vest over a period of either 3 or 4 years with the first year beginning on the date the member joined the board.  In each case, the restricted common shares involved accelerated vesting upon a change of control or other business combination.  The fair value of the membership interests, at the time they were granted, was equal to the per-membership interest value of the most recent private placement ($50 per membership interest on a pre-conversion basis).  Total compensation expense in the amount of $25,000 has been recognized as director fees for the three months ended June 30, 2016 and 2015, respectively, and $50,000 for each of the six month periods ended June 30, 2016 and 2015, respectively.

The following table summarizes the restricted common stock at June 30, 2016:

Restricted Common Stock
Nonvested at January 1, 2016	28,000
Granted	—
Forfeited	—
Vested	(14,000)
Nonvested at June 30, 2016	14,000

As of June 30, 2016, there was $70,833 of total unrecognized compensation expense related to these awards. That expense is expected to be recognized over a weighted average period of 0.75 years.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions for options issued during the respective periods:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Expected term	5.55 years	5.65 years
Volatility	63.3%	62.1%
Dividend yield	0%	0%
Risk free interest rate	1.54%	1.58%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at the beginning of the period	1,112,287	$13.32
Granted	287,500	$10.16
Forfeited	—
Outstanding and expected to vest at June 30, 2016	1,399,787	$12.67

Compensation expense relating to options for the three months ended June 30, 2016 and 2015 was $591,441 and $519,066, respectively, and $1,919,532 and $2,137,776 for the six months ended June 30, 2016 and 2015, respectively.  The total compensation expense not yet recognized as of June 30, 2016 was $1,893,271.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of June 30, 2016 was approximately 0.9 years. The weighted average grant date fair value of options granted during the period was $4.66 and $7.61 as of June 30, 2016 and 2015, respectively. The intrinsic value of the stock options was $0 and $360,820, as of June 30, 2016 and 2015, respectively, with a remaining weighted average contractual life of 5.60 years.  Total options excercisable at June 30, 2016 were 1,033,434.

NOTE 5 — SHARE-BASED PAYMENTS TO VENDORS

In the ordinary course of business, the Company may issue restricted stock for services rendered by a vendor.  The vesting of restricted stock and the associated expense for the services rendered are recorded over the term of the related contract.  Research and development expenses resulting from vendor equity issuances for the three months ended June 30, 2016 and 2015 were $197,713 and $79,661, respectively, and $342,733 and $158,495 for the six months ended June 30, 2016 and 2015, respectively

NOTE 6— LEASE OF OFFICE SPACE

In January 2016, the Company entered into a lease for office space commencing in March 2016.  The term of the lease is for five years and five months with total minimum lease payments of approximately $1.28 million.  The future minimum lease payments under this lease are as follows:

Year ending December 31:
2016	$113,142
2017	231,534
2018	238,004
2019	244,658
2020	251,522
2021	150,347
Total	$1,229,207

NOTE 7 — LEGAL MATTERS

The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active pharmaceutical ingredient of the Product Locilex® , on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce, LLC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce, LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of the Genaera Corporation.

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives.  In December 2015, Plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and the Company anticipates a decision on whether to grant Plaintiff’s appeal by the Third Circuit Appellate Court in the second half of 2016.  The Company will continue to vigorously defend against Plaintiff’s claims on the factual record, which it believes will prove that neither the Company nor its executives is liable to the Plaintiff in any regard.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company engaged the consulting services of Drug Development Advisors (“DDA”) pursuant to which DDA performed detailed analysis on a number of the Company’s preclinical studies in connection with the NDA process.  DDA is owned and operated by a member of the Company’s board of directors.  The Company incurred expenses for services provided by DDA in the amounts of $2,062 and $7,571 for the three months ended June 30, 2016 and 2015, respectively, and $7,229 and $14,237 for the six months ended June 30, 2016 and 2015, respectively,  all of which were recorded in research and development expenses.

NOTE 9 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three and six months ended June 30, 2016 and 2015 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 1,399,787 stock options, 14,000 unvested common shares, and 19,600 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

We are a late stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%), a novel, first-in-class, broad spectrum, topical antibiotic. Locilex® is a chemically synthesized, 22-amino acid peptide isolated from the skin of the African Clawed Frog. Its novel mechanism of action kills microbial targets by disrupting the bacterial cell membrane; a process known as cell membrane permeability. Locilex® is initially being targeted for the treatment of mild infections of diabetic foot ulcers (or Mild DFI). In 2017, the market for diabetic foot infection therapeutics worldwide is estimated to be $1.58 billion. Our primary objective is to establish Locilex® as the standard of care for the treatment of patients with Mild DFI. Thereafter, our growth strategy includes potentially expanding the indications for Locilex® to include moderate infections of diabetic foot ulcers (or Moderate DFI) and certain other mild or moderate skin and skin structure infections in superficial wounds.

We believe that we have a clear clinical and regulatory pathway in both the United States and Europe for the regulatory approval of Locilex®.  We have reached agreement with the FDA through a special protocol assessment (or SPA) for our Phase 3 program which enrolled patients at nearly 60 clinical trial centers in the U.S. We completed our enrollment objectives in the OneStep-1 and OneStep-2, our two pivotal Phase 3, double blind, placebo-controlled superiority studies, in Q2 2016.  We anticipate announcing top-line data from both pivotal Phase 3 clinical trials in Q3 of 2016.  We also conducted two separate Phase 1 skin irritation and skin sensitization studies and we reported data on the first of these two Phase 1 studies in Q3 2014 and reported data on the second Phase 1 study in Q1 2015.  If the data from our Phase 3 studies are sufficient to meet the primary endpoint, we expect to submit our new drug application (or NDA) for Locilex® to the FDA in the first half of 2017.   We expect to receive a response from the FDA within six months of our NDA submission.

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

Plan of Operation

Our primary objective is to establish Locilex® as the standard of care to treat patients with Mild DFI. The key elements of our strategy are as follows:

•                  Obtain the data from the recently completed pivotal Phase 3 program for Locilex®.  As a result of our SPA for Locilex®, we believe the clinical pathway for Locilex® is clear. Working with our key third party vendors, we commenced our Phase 3 program in the third quarter of 2014 and completed the enrollment objectives in the first half of 2016. We anticipate reporting top-line data from the pivotal Phase 3 trials in Q3 2016;

•                  Obtain FDA approval of Locilex® for Mild DFI.  If our Phase 3 trials meet their primary endpoint, we plan to submit our NDA for Locilex®in the first half of 2017. We believe that Locilex® may be approved by the FDA within 6 months of filing a NDA amendment with the FDA;

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

•                  Obtain EMA approval of Locilex® in Europe.  Based upon European regulatory advice received to date, if our pivotal Phase 3 clinical trials are completed successfully, we plan to file our Marketing Authorization Application (“MAA”) in the E.U. under the centralized process promptly following submission of our NDA in the U.S.

We will rely on our strong management team, board of directors and scientific advisors to execute our strategy. The individuals on our management team, board of directors and scientific advisors will contribute their significant business development, regulatory, finance and commercial experiences to the development and commercialization of Locilex®.

Drug Development Strategy

In Q2 2016, we completed enrollment in our two pivotal Phase 3 clinical trials of Locilex® for the treatment of Mild DFI. The trials are referred to as OneStep-1 and OneStep-2.

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

The OneStep-1 and OneStep-2 trials were conducted at nearly 60 clinical sites in the U.S. The primary endpoint of the trials is clinical success, defined as resolution of infection per the clinical judgment of each treating physician using the 2012 Infectious Diseases Society of America Clinical Practice Guideline for the Diagnosis and Treatment of Diabetic Foot Infections.  Microbiological success, defined as complete microbiological response, is being assessed as one of the secondary endpoints. All of the primary and secondary endpoints will be assessed for each patient on the 28th day following entry into the study.  Furthermore, the FDA has agreed that data from the Locilex® arm of the two prior Phase 3 non-inferiority studies conducted by Locilex®’s prior sponsor can be used to supplement our safety database.

We anticipate announcing top-line data from both pivotal Phase 3 clinical trials in Q3 2016 and we are currently targeting a New Drug Application (NDA) submission with the FDA and a MAA submission with the European Medicines Agency in the first half of 2017.

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

We are a late-stage pharmaceutical company and have never generated revenue.   Currently we do not have a stable recurring source of revenue sufficient to cover our operating costs. We incurred net losses of $5.4 million and $11.2 million for the three and six months ended June 30, 2016, respectively.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2016 compared with the three months ended June 30, 2015:

	Three Months Ended June 30,		Percentage
	2016	2015	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$3,701	$2,290	62%
Selling, General and Administrative Expenses	$1,722	$1,745	(1)%
Total Operating Expenses	$5,423	$4,035	34%
Interest Income	$15	$3	400%
Net Loss	$5,408	$4,032	34%

Research and Development Expenses

Research and development expenses were $3.7 million for the three months ended June 30, 2016, and $2.3 million for the three months ended June 30, 2015, an increase of $1.4 million. The increase was due to $0.9 million of increased Phase 3 clinical trial enrollment and related clinical trial expenses, and $0.5 million of increased manufacturing expenses relating to validation batches.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.7 million for the three months ended June 30, 2016, and $1.7 million for the three months ended June 30, 2015.

Net Loss

Net loss was $5.4 million for the three months ended June 30, 2016, and $4.0 million for the three months ended June 30, 2015, an increase of $1.4 million, primarily due to $1.4 million increase in research and development expenses due to the reasons stated above.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Summary Table

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2016 compared with the six months ended June 30, 2015:

	Six Months Ended June 30,		Percentage
	2016	2015	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$7,285	$4,000	82%
Selling, General and Administrative Expenses	$3,969	$4,222	(6)%
Total Operating Expenses	$11,254	$8,222	37%
Interest Income	$29	$3	867%
Net Loss	$11,225	$8,219	37%

Research and Development Expenses

Research and development expenses were $7.3 million for the six months ended June 30, 2016, and $4.0 million for the six months ended June 30, 2015, an increase of $3.3 million. Research and development expenses increased due to $2.7 million of increased Phase 3 clinical trial enrollment and related clinical trial expenses, and a $0.6 million increase in manufacturing expenses relating to the manufacture of our first validation batch of product supply.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.9 million for the six months ended June 30, 2016, and $4.2 million for the six months ended June 30, 2015, a decrease of $0.3 million. The decrease in selling, general and administrative expenses is primarily attributable to a $0.2 million decrease in stock-based non-cash compensation related expenses and a $0.1 million decrease in professional fees.

Net Loss

Net loss was $11.2 million for the six months ended June 30, 2016, and $8.2 million for the six months ended June 30, 2015, an increase of $3.0 million, primarily due to a $3.3 million increase in research and development expenses partially offset by a $0.3 million decrease in selling, general, and administrative expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $52.3 million since inception. We have funded our operations primarily from equity issuances.  On March 18, 2014, we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

On June 30, 2015, the Company completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in gross proceeds of $21.3 million and net proceeds of $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

We believe that we have sufficient cash and short-term investments to fund our operations through 2017.

As of June 30, 2016, we had working capital of approximately $21.8 million, consisting primarily of $22.6 million of cash and short-term investments, offset by $0.9 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the six months ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(9,671)	$(6,232)
Net cash provided by (used in) investing activities	12,022	(11,990)
Net cash provided by financing activities	—	19,871
Net increase in cash	$2,351	$1,649

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.7 million for the six months ended June 30, 2016.  The net loss for this period was greater than the net cash used in operating activities by $1.5 million, which was primarily attributable to $2.3 million of share-based compensation offset by a $0.7 million decrease in accounts payable and accrued expenses and a $0.1 million increase in prepaid expenses.

Net cash used in operating activities was $6.2 million for the three months ended June 30, 2015. The net loss for this period was greater than the net cash used in operating activities by $2.0 million, which was primarily attributable to $2.3 million of share-based compensation offset by a $0.3 million decrease in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 was $12.0 million, which was attributable to the Company’s net investments and maturities of United States Treasury Bills.

Net cash used in investing activities for the six months ended June 30, 2015 was $12.0 million, which was attributable to the Company’s net investments and maturities of United States Treasury Bills.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $19.9 million, which was attributable to the net proceeds from the Company’s June 2015 public offering.

Contractual Obligations

In January 2016, the Company entered into a lease for office space commencing in March 2016.  The term of the lease is for five years and five months with total minimum lease payments of approximately $1.28 million.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in an effort to simplify accounting for certain aspects of income tax accounting and accounting for forfeitures.  The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive, and principal financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer, and principal financial and accounting officer concluded that our disclosure controls and procedures are effective as of June 30, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active pharmaceutical ingredient of the Product Locilex® on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce, LLC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce, LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of the Genaera Corporation.

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives.  In December 2015, Plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and we anticipate a decision on whether to grant Plaintiff’s appeal by the Third Circuit Appellate Court in the second half of 2016.  The Company will continue to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that neither the Company nor its executives is liable to the Plaintiff in any regard.

ITEM 1A.  RISK FACTORS

Not Applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

3.1	Certificate of Amendment of Certificate of Incorporation	Attached
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	X XBRL Instance Document	Attached

101.SCH	X XBRL Taxonomy Extension Schema Document	Attached

101.CAL	X XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	X XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	X XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	X XBRL Taxonomy Presentation Linkbase Document	Attached

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
Date: August 3, 2016

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)