Form 10-Q
period 2016-09-30
Dipexium Pharmaceuticals, Inc.
filed 2016-11-09
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2016:  10,401,122

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, the changes in shareholders’ equity for the nine months ended September 30, 2016, and cash flows for the nine months ended September  30, 2016 and 2015, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2015 on Form 10-K, filed with the United States Securities and Exchange Commission on March 22, 2016.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)

ASSETS

CURRENT ASSETS
Cash	$7,838,962	$5,234,953
Short-term Investments	10,995,395	26,977,362
Prepaid Expenses	169,685	146,145
TOTAL CURRENT ASSETS	19,004,042	32,358,460

OTHER ASSETS
Security Deposit	56,630	49,385
TOTAL OTHER ASSETS	56,630	49,385

TOTAL ASSETS	$19,060,672	$32,407,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$890,506	$1,606,307
TOTAL LIABILITIES	890,506	1,606,307

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock: $.001 par value, 30,000,000 shares authorized, 10,399,642 and 10,301,114 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10,399	10,301
Additional paid-in capital	75,077,642	71,852,692
Accumulated deficit	(56,917,875)	(41,061,455)
TOTAL SHAREHOLDERS’ EQUITY	18,170,166	30,801,538

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,060,672	$32,407,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES	$—	$—	$—	$—

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	3,113,919	3,457,165	10,398,499	7,456,829
Selling, General and Administrative Expenses	1,530,340	1,571,511	5,499,778	5,794,195

TOTAL OPERATING EXPENSES	4,644,259	5,028,676	15,898,277	13,251,024

LOSS FROM OPERATIONS	(4,644,259)	(5,028,676)	(15,898,277)	(13,251,024)

Interest Income	12,829	9,359	41,857	12,567

NET LOSS	$(4,631,430)	$(5,019,317)	$(15,856,420)	$(13,238,457)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.45)	$(0.49)	$(1.53)	$(1.45)

Weighted average common shares outstanding basic and diluted	10,359,493	10,274,718	10,338,378	9,139,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Accumulated	Total
	Shares	Amount	Additional Paid-In Capital	Deficit	Shareholders’ Equity
Balance at December 31, 2015	10,301,114	$10,301	$71,852,692	$(41,061,455)	$30,801,538

Share-Based Payment to Vendor	82,964	83	629,132		629,215

Share-Based Compensation	14,000	14	2,595,819		2,595,833

Cashless Exercise of Warrants	1,564	1	(1)		—

Net Loss				(15,856,420)	(15,856,420)

Balance at September 30, 2016 (unaudited)	10,399,642	$10,399	$75,077,642	$(56,917,875)	$18,170,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net Loss	$(15,856,420)	$(13,238,457)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	2,595,833	2,731,842
Share-Based Payments to Vendors	629,215	385,647
Amortization of short-term investment interest income	(41,469)	(11,319)

Change In:
Prepaid Expenses	(23,540)	(34,703)
Security Deposit	(7,245)	—
Accounts Payable and Accrued Expenses	(715,801)	(454,833)

Net Cash Used In Operating Activities	(13,419,427)	(10,621,823)

Investing Activities:
Proceeds from Short-term Investments	29,000,000	—
Purchase of Short-term Investments	(12,976,564)	(26,968,686)

Net Cash Provided By (Used In) Investing Activities	16,023,436	(26,968,686)

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	—	19,743,885

Net Cash Provided By Financing Activities	—	19,743,885

Net Increase (Decrease) In Cash	2,604,009	(17,846,624)

Cash at Beginning of Period	5,234,953	27,040,325

Cash at End of Period	$7,838,962	$9,193,701

SUPPLEMENTAL DISCLOSURE:
NONCASH OPERATING ACTIVITY
Accrued financing issuance costs	$—	$156,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS and SIGNIFICANT ACCOUNTING POLICIES

Business

Dipexium Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a late stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%).  The Company was formed on January 14, 2010.  On October 25, 2016, the Company announced that its lead and sole product candidate, Locilex, failed to meet the primary clinical endpoint or secondary endpoints in its OneStep-1 and OneStep-2 Phase 3 clinical trials.  The Company’s scientific team is continuing to evaluate the data from the OneStep clinical trials and in that process may identify other possible clinical indications for Locilex, but there can be no assurance that the Company will successfully identify a regulatory pathway forward for Locilex.  In addition, there can be no assurance that the Company’s research and development will be successfully completed or that the Company’s current product candidate, or any future product candidate(s) the Company could acquire, will be approved or commercially viable.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from sales of its securities to sustain operations.  In March 2014, the Company completed an initial public offering (“IPO”) of common stock with proceeds, net of issuance costs, of approximately $34.5 million.  In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million.  As of September 30, 2016, the Company had cash and short-term investments totaling approximately $18.8 million.  Based on the Company’s projected expenditures for 2016 and 2017, management currently believes that its current cash and short-term investment balances should be sufficient to fund the Company’s operations through 2017.  However, if the Company’s assumptions underlying its estimated expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.

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

Unaudited Condensed Consolidated Interim Financial Data

The accompanying interim condensed consolidated financial statements are unaudited.  These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report for the year ended December 31, 2015, and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, the changes in shareholders’ equity for the nine months ended September 30, 2016, and cash flows for the nine months ended September 30, 2016 and 2015.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures required by GAAP for complete financial statements.

Basis of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the parent, Dipexium Pharmaceuticals, Inc., and Dipexium Pharmaceuticals Ireland, Limited, a wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, Accounting for Research and Development Costs, the Company expenses research and development costs when incurred.  At times, the Company may make cash advances for research and development services.  These amounts are capitalized and expensed in the period the service is provided.  The Company incurred net research and development expenses in the amounts of $3,113,919 and $3,457,165 for the three months ended September 30, 2016 and 2015, respectively, and $10,398,499 and $7,456,829 for the nine months ended September 30, 2016 and 2015, repsectively.

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

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in U.S. Dollars (“USD”), the reporting currency of the Company.  The functional currency for the Company’s subsidiary located in Ireland is the USD. Transactions denominated in Euro were translated to USD at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at September 30, 2016 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and shareholders’ equity are translated at the appropriate historical rates.

The Company has intercompany loans between the parent company, Dipexium Pharmaceuticals, Inc., based in New York, NY, and its wholly owned subsidiary, Dipexium Pharmaceuticals Ireland, Limited, based in Ireland.  The intercompany loans outstanding are not expected to be repaid in the foreseeable future.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the year ended December 31, 2015 and for the three and nine months ended September 30, 2016, respectively, for both financial statement and tax purposes.  Therefore, no Federal or state income tax expense has been recorded in the financial statements for the year ended December 31, 2015 and for the three and nine months ended September 30, 2016, respectively.

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it is more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded at September 30, 2016 and December 31, 2015, respectively.  In the event the Company becomes profitable for a period of two or more years, with future expectations at that time of profitability for future years prior to any significant change in its equity capitalization, the Company would have an opportunity to realize benefit from the deferred tax asset at such time in the future.

Recent Accounting Pronouncements

In August 2016,  the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.   The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in an effort to simplify accounting for certain aspects of income tax accounting and accounting for forfeitures.  The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the provisions of this ASU.

NOTE 2 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company’s financial instruments, including cash and accounts payable, is shown at cost, which approximates fair value.  Short-term investments with maturities ranging from six to twelve months are classified as being held to maturity and are carried at amortized cost.  The cost, gross unrealized gains, and the fair value of related securities at September 30, 2016 and December 31, 2015 were as follows:

	Total (maturities within 12 months)
	Cost	Unrealized Gain	Fair Value
Held to Maturity:
Debt Securities:
U.S. Government sponsored bonds at September 30, 2016	$10,982,363	$15,417	$10,997,780

U.S. Government sponsored bonds at December 31, 2015	$26,958,214	$4,646	$26,962,860

The Company had total amortized interest income for the three month periods ended September 30, 2016 and 2015 of $12,648 and $9,050, respectively and $41,469 and $11,319 for the nine month periods ended September 30, 2016 and 2015, respectively.  The carrying values of $10,995,395 and $26,977,362 as of September 30, 2016 and December 31, 2015 are equal to the cost of the securities plus the accumulated amortized interest income of $13,032 and $19,148 on the remaining bonds held at September 30, 2016 and December 31, 2015, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Accrued compensation expense	$252,313	$663,404
Accrued research and development	567,544	859,053
Accrued professional fees	39,049	55,787
Other accounts payable and accrued expenses	31,600	28,063
Totals	$890,506	$1,606,307

NOTE 4 — SHARE-BASED COMPENSATION and STOCK OPTIONS

Prior to the Company’s IPO, the Company granted awards of restricted Class A Membership Interests to board members in exchange for services.  These membership interests awards, which were converted to restricted common shares (7:1 ratio) at the time of the corporate conversion in March 2014, were originally scheduled to vest over a period of either three or four years with the first year beginning on the date the member joined the board.  In each case, the restricted common shares involved accelerated vesting upon a change of control or other business combination.  The fair value of the membership interests, at the time they were granted, was equal to the per-membership interest value of the most recent private placement ($50 per membership interest on a pre-conversion basis).  Total compensation expense in the amount of $25,000 has been recognized as director fees for the three months ended September 30, 2016 and 2015, respectively, and $75,000 for each of the nine month periods ended September 30, 2016 and 2015.

The following table summarizes the restricted common stock at September 30, 2016:

Restricted Common Stock
Nonvested at January 1, 2016	28,000
Granted	—
Forfeited	—
Vested	(14,000)
Nonvested at September 30, 2016	14,000

As of September 30, 2016, there was $45,833 of total unrecognized compensation expense related to these awards. That expense is expected to be recognized over a weighted average period of 0.50 years.

In November 2013, the board of directors adopted the 2013 Equity Incentive Plan.  The plan became effective as of the completion of the corporate conversion and the closing of the IPO.  The 2013 Equity Incentive Plan currently reserves 2,141,169 common shares, of which 696,156 are still available for issuance.  The purpose of the plan is to attract and retain directors, officers, and employees whose services are considered valuable to the Company.

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

In January 2016, the Company granted stock options to purchase 287,500 common shares to its employees, outside directors, and certain non-employee consultants.  The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $10.16, with one-half of the options vesting upon issuance and the balance vesting evenly over the subsequent 24 months. A portion of the January stock option grant, 27,500 fully vested options, were granted to non-employees for services rendered.  As such, the Company expensed $181,775, the entire portion of those non-employee grants, at the grant date.

In the third quarter of 2016, the Company granted stock options to purchase 45,226 common shares to an outside director and non-employee consultant.  The options were issued pursuant to the 2013 Equity Incentive Plan at respective exercise prices ranging from $11.42 to $12.59, with vesting periods consistent with the services rendered.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions for options issued during the respective periods:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Expected term	5.60 years	5.65 years
Volatility	63.2%	62.1%
Dividend yield	0%	0%
Risk free interest rate	1.52%	1.58%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures.  The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at the beginning of the period	1,112,287	$13.32
Granted	332,726	$10.35
Forfeited	—
Outstanding and expected to vest at September 30, 2016	1,445,013	$12.64

Compensation expense relating to options for the three months ended September 30, 2016 and 2015 was $601,302 and $519,066, respectively, and $2,520,833 and $2,656,842 for the nine months ended September 30, 2016 and 2015, respectively.  The total compensation expense not yet recognized as of September 30, 2016 was $1,617,267.  The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of September 30, 2016 was approximately 1.0 years. The weighted average grant date fair value of options granted during the nine month period was $5.02 and $7.61 as of September 30, 2016 and 2015, respectively. The intrinsic value of the stock options was $2,688,540 and $751,465 as of September 30, 2016 and 2015, respectively, with a remaining weighted average contractual life of 5.49 years.  Total options excercisable at September 30, 2016 were 1,138,239.

NOTE 5 — SHARE-BASED PAYMENTS TO VENDORS

In the ordinary course of business, the Company may issue restricted stock for services rendered by a vendor.  The vesting of restricted stock and the associated expense for the services rendered are recorded over the term of the related contract.  Research and development expenses resulting from vendor equity issuances for the three months ended September 30, 2016 and 2015 were $286,482 and $227,150, respectively, and $629,215 and $385,647 for the nine months ended September 30, 2016 and 2015, respectively

NOTE 6— LEASE OF OFFICE SPACE

In January 2016, the Company entered into a lease for office space commencing in March 2016.  The term of the lease is for five years and five months with total minimum lease payments of approximately $1.28 million.  The future minimum lease payments under this lease are as follows:

Year ending December 31:
2016	$56,571
2017	231,534
2018	238,004
2019	244,658
2020	251,522
2021	150,347
Total	$1,172,636

NOTE 7 — LEGAL MATTERS

The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active pharmaceutical ingredient of the Locilex®, on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce, LLC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce, LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of Genaera Corporation.

The complaint alleged, among other things, that the Company and its two executives aided and abetted a breach of fiduciary duty alleged to have been committed by the former directors and officers of Genaera Corporation before it was approved for dissolution by its shareholders and also Argyce, LLC, the trustee of the Liquidating Trust. Plaintiff claims that the Company, and its executives, aided and abetted a breach of the duties of the board of directors and the trustee under common law and under a certain trust agreement allegedly signed between Argyce, LLC, as the trustee, and the Liquidating Trust. With regard to the claims made against the Company and its two executives, the plaintiff alleged, in pertinent part, that the Company’s acquisition of the pexiganan rights was for alleged inadequate consideration, and that the Company and its management aided and abetted a breach of fiduciary duty by the Genaera Corporation defendants who were formerly associated with Genaera Corporation and/or the Trust.

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives.  In December 2015, plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and the Company anticipates a decision on whether to grant plaintiff’s appeal by the Third Circuit Appellate Court in the fourth quarter of 2016.  The Company will continue to vigorously defend against plaintiff’s claims on the factual record, which it believes will prove that neither the Company nor its executives is liable to the plaintiff in any regard.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company engaged the consulting services of Drug Development Advisors (“DDA”) pursuant to which DDA performed detailed analysis on a number of the Company’s preclinical studies in connection with the NDA process.  DDA is owned and operated by a member of the Company’s board of directors.  The Company incurred expenses for services provided by DDA in the amounts of $6,938 and $5,250 for the three months ended September 30, 2016 and 2015, respectively, and $14,166 and $19,487 for the nine months ended September 30, 2016 and 2015, respectively, all of which were recorded in research and development expenses.

NOTE 9 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three and nine months ended September 30, 2016 and 2015 was determined by dividing net loss by the weighted average common shares outstanding during the period.  The Company’s potentially dilutive shares, which include 1,445,013 stock options, 37,233 unvested common shares, and 16,100 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

Description of Business

Dipexium Pharmaceuticals, LLC (“Dipexium LLC”) was incorporated under the laws of the State of Delaware in January 2010. In March 2014, we effected a corporate conversion pursuant to which we succeeded to the business of Dipexium LLC and the holders of membership interests of Dipexium LLC became our stockholders.  On October 25, 2016, we announced that our lead and sole product candidate, Locilex, failed to meet the primary clinical endpoint or secondary endpoints in its OneStep-1 and OneStep-2 Phase 3 clinical trials.  Our scientific team is continuing to evaluate the data from the OneStep clinical trials and in that process may identify other possible clinical indications for Locilex, but there can be no assurance that we will successfully identify a regulatory pathway forward for Locilex.  In addition, there can be no assurance that our research and development will be successfully completed or that our current product candidate, or any future product candidate(s) the Company could acquire, will be approved or commercially viable.

Plan of Operation

Our primary objective is to identify an appropriate regulatory pathway for Locilex in light of the recent failure to meet the endpoints in the OneStep clinical studies.  Review and analysis of all relevant data from the OneStep clinical trials is ongoing by our scientific team.  Upon completion of a full review of the comprehensive data, we hope to either identify and develop a regulatory pathway forward within a subset of diabetic foot infection or, alternatively, identify a different clinical indication within which the data may support further development.  We will rely on our strong management team, board of directors and scientific advisors to execute our strategy.

Opportunities, Challenges and Risks

Our business and ability to execute our business strategy are subject to a number of risks and challenges including, without limitation, the following:

• We are heavily dependent on attaining regulatory approval for and, if approved, successfully commercializing Locilex®. Locilex® is our only product candidate. As such, all of our resources and efforts have been and are expected for the foreseeable future to be dedicated to the development and commercialization of Locilex® which recently failed to meet the primary and secondary endpoints in our OneStep-1 and OneStep-2 clinical trials.  If our efforts fail to develop an appropriate regulatory strategy for Locilex, this will have a negative and substantial impact on the Company’s viability unless we are able to develop or acquire other product candidates.

• The regulatory pathway for Locilex, if any, has yet to be identified.  Review of the comprehensive data from the OneStep clinical trials is ongoing.  The Company has no clear clinical or regulatory pathway forward for Locilex®, the sole product of the Company, and no assurance can be given that an appropriate clinical and regulatory pathway exists.  This process is inherently unpredictable, and if we are ultimately unable to identify an appropriate regulatory pathway forward for Locilex®, our business will be substantially harmed.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2016 compared with the three months ended September 30, 2015:

	Three Months Ended September 30,		Percentage
	2016	2015	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$3,114	$3,457	(10)%
Selling, General and Administrative Expenses	$1,530	$1,571	(3)%
Total Operating Expenses	$4,644	$5,028	(8)%
Interest Income	$13	$9	44%
Net Loss	$4,631	$5,019	(8)%

Research and Development Expenses

Research and development expenses were $3.1 million for the three months ended September 30, 2016, and $3.5 million for the three months ended September 30, 2015, a decrease of $0.4 million. The decrease was due to $0.5 million of decreased manufacturing costs due to the timing of manufacturing scale-up activities in the prior year, offset by $0.1 million increase in clinical trial related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.5 million for the three months ended September 30, 2016, and $1.6 million for the three months ended September 30, 2015.

Net Loss

Net loss was $4.6 million for the three months ended September 30, 2016, and $5.0 million for the three months ended September 30, 2015, a decrease of $0.4 million, primarily due to a decrease in research and development expenses due to the reasons stated above.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Summary Table

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015:

	Nine Months Ended September 30,		Percentage
	2016	2015	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$10,398	$7,457	39%
Selling, General and Administrative Expenses	$5,500	$5,794	(5)%
Total Operating Expenses	$15,898	$13,251	20%
Interest Income	$42	$13	223%
Net Loss	$15,856	$13,238	20%

Research and Development Expenses

Research and development expenses were $10.4 million for the nine months ended September 30, 2016, and $7.5 million for the nine months ended September 30, 2015, an increase of $2.9 million. The increase in research and development expenses were due primarily to increased Phase 3 clinical trial enrollment and related clinical trial expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.5 million for the nine months ended September 30, 2016, and $5.8 million for the nine months ended September 30, 2015, a decrease of $0.3 million. The decrease in selling, general and administrative expenses is primarily attributable to a $0.1 million decrease in stock-based non-cash compensation related expenses and a $0.2 million decrease in marketing related costs.

Net Loss

Net loss was $15.9 million for the nine months ended September 30, 2016, and $13.2 million for the nine months ended September 30, 2015, an increase of $2.7 million, primarily due to a $2.9 million increase in research and development expenses partially offset by a $0.2 million decrease in selling, general, and administrative expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $56.9 million since inception. We have funded our operations primarily from equity issuances.  On March 18, 2014, we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

On June 30, 2015, we completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in gross proceeds of $21.3 million and net proceeds of $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

We believe that we have sufficient cash and short-term investments to fund our operations through 2017.

As of September 30, 2016, we had working capital of approximately $18.1 million, consisting primarily of $18.8 million of cash and short-term investments, offset by $0.9 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the nine months ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(13,419)	$(10,622)
Net cash provided by (used in) investing activities	16,023	(26,969)
Net cash provided by financing activities	—	19,744
Net increase (decrease) in cash	$2,604	$(17,847)

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.4 million for the nine months ended September 30, 2016.  The net loss for this period was greater than the net cash used in operating activities by $2.4 million, which was primarily attributable to $3.2 million of share-based compensation offset by a $0.7 million decrease in accounts payable and accrued expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 was $16.0 million, which was attributable to the Company’s net investments and maturities of United States Treasury Bills.

Net cash used in investing activities for the nine months ended September 30, 2015 was $26.9 million, which was attributable to the Company’s net investments and maturities of United States Treasury Bills.

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

Recent Accounting Pronouncements

In August 2016,  the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.   The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in an effort to simplify accounting for certain aspects of income tax accounting and accounting for forfeitures.  The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the provisions of this ASU.

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

Research and Development Expenses

Although we manage the conduct of our own clinical trials, we rely on third parties to conduct our preclinical studies and to provide services, including data management, statistical analysis and electronic compilation for our clinical trials, as well as for the manufacture of our clinical trial supplies. At the end of each reporting period, we compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that are considered in preparing these estimates include the number of subjects enrolled in studies, milestones achieved and other criteria related to the efforts of our vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive, and principal financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer, and principal financial and accounting officer concluded that our disclosure controls and procedures are effective as of September 30, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes in our system of internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active pharmaceutical ingredient of the Locilex® on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce, LLC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce, LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of Genaera Corporation.

The complaint alleged, among other things, that the Company and its two executives aided and abetted a breach of fiduciary duty alleged to have been committed by the former directors and officers of Genaera Corporation before it was approved for dissolution by its shareholders and also Argyce, LLC, the trustee of the Liquidating Trust. Plaintiff claims that the Company, and its executives, aided and abetted a breach of the duties of the board of directors and the trustee under common law and under a certain trust agreement allegedly signed between Argyce, LLC, as the trustee, and the Liquidating Trust. With regard to the claims made against the Company and its two executives, the plaintiff alleged, in pertinent part, that the Company’s acquisition of the pexiganan rights was for alleged inadequate consideration, and that the Company and its management aided and abetted a breach of fiduciary duty by the Genaera Corporation defendants who were formerly associated with Genaera Corporation and/or the Trust.

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives.  In December 2015, plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and we anticipate a decision on whether to grant plaintiff’s appeal by the Third Circuit Appellate Court in the fourth quarter of 2016.  The Company will continue to vigorously defend plaintiff’s claims on the factual record, which it believes will prove that neither the Company nor its executives is liable to the plaintiff in any regard.

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
Date: November 9, 2016

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)