Form 10-K
period 2016-12-31
Dipexium Pharmaceuticals, Inc.
filed 2017-01-20
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2016
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

(212) 269-2834

Registrant’s telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NASDAQ stock exchange on June 30, 2016 was $61,386,831.

As of January 16, 2017, 11,115,747 shares of common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2016, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	whether our proposed merger transaction with PLx Pharma Inc. (“PLx Pharma”) may be fully realized or takes longer to realize than expected; whether the businesses may be combined successfully or in a timely and cost-efficient manner; whether the transaction will close due to, among other things, the need to obtain stockholder approval; and whether the dilution to Dipexium stockholders in the proposed merger may be greater than expected;

•	whether our previous findings from clinical studies and assessments of Locilex® in mild infections of diabetic foot ulcers are predictive of potential future clinical trial results in other clinical indications should any be identified as promising;

•	our ability to protect our intellectual property;

•	risks and uncertainties associated with our research and development activities, including our clinical trials;

•	our dependence on Locilex® as our only product;

•	our ability to raise capital when needed;

•	the terms of future licensing arrangements, and whether we can enter into such arrangements at all;

•	risks associated with the timing and receipt of licensing and milestone revenues, if any;

•	our ability to maintain or protect the validity of our patents and other intellectual property, including in connection with pending or future litigation against us;

•	our ability to secure registration for our current and future patent applications;

•	our ability to extend our licensed composition of matter patent No. 5,912,231 under Patent Term Restoration Act of 1984 (or the Hatch-Waxman Act) with the cooperation of Scripps Research Institute (or Scripps);

•	our ability to continue as a going concern;

•	our expectations regarding minimizing our development risk;

•	our ability to establish new relationships and maintain current relationships; and

•	our ability to attract and retain key personnel.

PART I

Item 1.       Business.

Overview

We are a biopharmaceutical company that historically has been focused on the development and commercialization of Locilex® (pexiganan cream 0.8%), a novel, first-in-class, broad spectrum, topical antibiotic. Locilex® is a chemically synthesized, 22-amino acid peptide isolated from the skin of the African Clawed Frog. Its novel mechanism of action kills microbial targets by disrupting the bacterial cell membrane; a process known as cell membrane permeability. However, in light of recent clinical trial disappointments in our development programs for Locilex®, and our decision to discontinue its development for the treatment of mild infections of diabetic foot ulcers, we have shifted our strategic emphasis to external business opportunities not related to developing Locilex®. As such, although we continue to describe our intellectual property assets and programs herein and continue to maintain our intellectual property rights in the U.S. and internationally, we are no longer pursuing drug development activities for Locilex® pending the outcome of the proposed merger with PLx Pharma Inc. (“PLx Pharma”) and further review of the clinical data from our recently completed Phase 3 program.

Recent Developments

On December 22, 2016, we announced our entry into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with PLx Pharma, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of ours will be merged with and into PLx Pharma, with PLx Pharma continuing as the surviving corporation and a wholly-owned subsidiary of ours (the “Proposed Merger”). Immediately following the effective time of the Proposed Merger, existing PLx Pharma stockholders are expected to own approximately 76.75% of the capital stock of the combined company, and existing Dipexium stockholders are expected to own approximately 23.25% of the capital stock of the combined company, in each case, subject to certain adjustments set forth in the Merger Agreement related to our cash on a determination date which approaches the closing of the Proposed Merger.

We expect to consummate the Proposed Merger in the second quarter of 2017.

We continue to believe that Locilex® has advantages compared to systemic antibiotics and that it may have potential to be approved in a different clinical indication although our medical and scientific team has yet to identify any such indication since the clinical trial data was released on October 25, 2016. We believe that the key attributes of Locilex® are: (i) it has not generated resistant bacteria systemically; (ii) it has not generated cross resistance with other antibiotics; (iii) it has demonstrated activity against a broad spectrum of pathogens, including difficult to treat gram negative, and anaerobic bacteria; (iv) it has not been systemically absorbed; (v) it has not caused any significant safety or tolerability issues in over 1,500 patients treated, including the recently completed OneStep-1 and OneStep-2 Phase 3 clinical trials; and (vi) it has demonstrated significant success treating multi-drug resistant bacteria in several laboratory tests and clinical trials performed to date. These attributes lead us to believe that Locilex® could be repositioned to target a different clinical indication despite its failure to achieve any of the primary or secondary endpoints in the OneStep Phase 3 clinical trials in mild infections of diabetic foot ulcers. If pursued, a restart of clinical trials in a yet-to-be-identified clinical indication would involve significant risk, resources and time to design and complete a clinical development program that may very well begin with Phase 1 clinical trials.

Our Business Strategy

We seek to develop and commercialize Locilex® (pexiganan cream 0.8%) either directly or through one or more potential partnerships. In the light of the disappointing outcomes of our OneStep-1 and OneStep-2 Phase 3 clincial trials of Locilex® for the treatment of patients with mild infections of diabetic foot ulcers, we have identified and assessed a broad range of strategic options, culminating in our decision to enter into the Merger Agreement with PLx Pharma.

•	Restart clinical and regulatory development of Locilex® in one or more new clinical indications/Proposed Merger with PLx Pharma. Based upon the advice of our research and development consultants, in order to maintain a viable drug development strategy for Locilex®, we need to identify one or more new clinical indications potentially well served by Locilex® and restart drug development activities in at least one new indication. Based on the clinicial evidence from the recently completed OneStep Phase 3 clinical trials, our research and development team has been unable to identify an appropriate clinical indication that we may target with Locilex® for further drug development activities. If identified, a new clinical and regulatory pathway for Locilex® may very well involve restarting with Phase 1 clinical trials and involve significant resources and risk to get back to Phase 3 clinical trials and beyond. Accordingly, we decided to enter into an agreement with respect to the Proposed Merger with PLx Pharma. Assuming the Proposed Merger is consummated as planned in the second quarter of 2017, the combined company will focus its development on PLx Pharma’s product pipeline.

•	Seek value for Locilex® either directly through a restart in a new clinical indication or through one or more partnerships. Whether or not our Proposed Merger with PLx Pharma is completed as planned, we will continue to preserve the Locilex® asset including by maintaining our patent portfolio and preparing and submitting all required regulatory submissions while we evaluate whether or not to develop Locilex® ourselves or through one or more potential future partnerships with third parties.

Because of the high risk nature of restarting clinical development in a yet-to-be-identified clinical indication within which no clinical trials have been performed to date using Locilex® and the high cost of this endeavor, our board of directors and management team have concluded that the Proposed Merger with PLx Pharma is a more attractive alternative to preserve and recapture stockholder value.

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

Manufacturing and Supply

Historically, we used three contract manufacturers (or CMOs) to produce Locilex®. Our manufacturing supply chain for Locilex® started with PolyPeptide Laboratories, Inc. which manufactures pexiganan, the active pharmaceutical ingredient (API) in Locilex®. At our direction, PolyPeptide Laboratories delivered the API to DPT Laboratories, Inc., which formulated the API into a cream formulation on our behalf. DPT Laboratories then delivered the formulated product to Almac Group Limited, which labeled, packaged, and delivered the finished goods for clinical trials as we requested.

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

After acquiring the rights to Locilex®, we developed a detailed product development plan to arrive at an optimized formulation to address these issues to the satisfaction of the FDA. We believe that the changes we made to the formulation have resolved the previously observed product separation and impurity levels.

We also scaled up the size of our API lots and have completed successfully our scale-up of the first formulated batch of Locilex® cream at the 140 kg batch size. The scale-up was achieved successfully in the view of our manufacturing advisors. We used this commercial-scale batch in the OneStep Phase 3 trials.

If we are able to identify a clinical and regulatory pathway forward in light of the recent failure of the OneStep Phase 3 clincial trials, we or a partner who acquires the rights to Locilex® will have adequate stability data on three cGMP registration batches of product supply. Our stability testing is conducted in compliance with the ICH Guideline Q1A(R2): International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, ICH Harmonised Tripartate Guideline, Stability Testing of New Drug Substances and Products, Current Step 4 version, Dated 6 February 2003. The purpose of the stability testing is to provide evidence on how the quality of a drug substance or drug product varies with time under the influence of a variety of environmental factors such as temperature, humidity, and light, and to establish a re-test period for the drug substance or a shelf life for the drug product and recommended storage conditions. Our contract research organizations (or CROs) have confirmed that we have sufficient stability data on the three cGMP batches of commercial supply to support any new drug development pathway for Locilex® that may develop or be developed in the future. Our manufacturing experts believe that the stability data supports a shelf life of at least 24 months for Locilex®.

We also believe our peptide is highly purified. The impurity levels of the API used in our commercial scale batch of Locilex® has been confirmed to be 99.4% pure for the API used in our cGMP batches.

In October 2013, we submitted our manufacturing data, including data from the first 30 kg cGMP batch as well as 18-month stability data on our 30 kg non-cGMP batch, to the FDA, and in December 2013 the FDA indicated in written communications with us that Locilex®’s stability and purity levels were acceptable for use in our Phase 3 studies. As a result of the aforementioned activities, we believe we have resolved the stability and purity concerns previously articulated by the FDA. We continued by preparing two additional cGMP batches of Locilex® and monitored stability over the past several years. In addition, we performed a scale up to a 140 kg batch size, filed relevant stability data with the FDA and used a portion of this scaled-up batch in our Phase 3 clinical trial program.

Intellectual Property

We hold rights to a U.S. patent covering our proprietary formulation of Locilex® and the method of using it for the treatment of skin and wound infections (U.S. Patent Number 8,530,409). This patent was granted in September 2013 and expires in the U.S. in June 2032. The patent incorporates discoveries made by Dow Pharmaceutical Sciences, Inc. (later acquired by Valeant Pharmaceuticals International, Inc.). The application which gave rise to U.S. Patent No. 8,520,409 was assigned to us in June 2013. In addition, we have filed a Patent Cooperation Treaty (or PCT) application claiming priority to U.S. Patent No. 8,520,409 that will allow us to seek corresponding protection outside of the U.S., including in Europe, Japan, China, Australia, and Korea, as well as in other PCT jurisdictions. We announced in February 2016 that patents were granted by patent offices in Australia and New Zealand and in March 2016 a patent was granted in Japan. In June 2016, July 2016, September 2016 and October 2016, we were notified that a patent was granted by the patent offices in Hong Kong, Europe, Korea and Israel, respectively. All of these newly issued patents provide patent protection into 2033. We anticipate completing the national stage patent prosecutions in other international regions throughout 2017.

In addition to this patent, we hold an exclusive sublicense to the composition-of-matter patent covering the pexiganan technology (U.S. Patent No. 5,912,231) which would have expired in June 2016 had we not filed an interim patent extension, not including any patent term extension that we expect to seek under the Drug Price Competition and Patent Term Restoration Act of 1984 (or the Hatch-Waxman Act). We acquired this sublicense when we acquired the rights to Locilex® in April 2010. Our rights to practice the pexiganan technology are originally derived through a license agreement between Scripps Research Institute (or Scripps), the inventor of the pexiganan technology, and Multiple Peptide Systems, Inc. (or MPS). MPS then sublicensed the pexiganan technology to the prior sponsor of the pexiganan program. In October 1996, both of the license and sublicense agreements were amended by Scripps, MPS and the prior sponsor of Locilex® to confirm that the license and sublicense were fully-paid, royalty free and of indefinite duration, with no further economic obligations for the practice of the pexiganan technology. We filed an interim patent extension on the ’231 patent in June 2016 which was granted by the U.S. Patent and Trademark Office in June 2016.

Although U.S. Patent 5,912,231 supplements our existing intellectual property portfolio, we are chiefly reliant on our U.S. Patent 8,530,409, which covers the novel formulation and method of use for Locilex® and provides for substantially longer patent coverage than U.S. Patent 5,912,231. Further, U.S. Patent 8,530,409’s attributes as a topical formulation, its potentially broader scope of coverage and opportunity for foreign patent protection offer greater benefits to us than U.S. Patent 5,912,231. As such, we have not yet engaged in any discussions with Scripps regarding a possible patent term extension for U.S. Patent No. 5,912,231. If and when we decide to apply for an extension, we will we will need to work with Scripps throughout the application process to facilitate its approval.

Competition

The pharmaceutical and biotechnology industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future. Most of our competitors are large, well established pharmaceutical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with Locilex® in a clinical setting that has yet to be identified. Our product could be rendered obsolete or made uneconomical by the development of new products to treat various acute bacterial skin infections even if Locilex® is proven to work in any such indications.

Our business, financial condition and results of operations could be materially adversely affected by any one or more of such developments. We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

Even if Locilex® receives regulatory approval in a clinical indication other than mild infections of diabetic foot ulcers, of which there can be no assurance, our competitors’ drugs may be more effective, more effectively marketed and sold, or less costly than Locilex®, and may render our product obsolete or non-competitive before we can recover the expenses of developing and commercializing Locilex®.

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. Locilex® therefore may not be commercially competitive with existing products or products under development. Competitors in the dermatology market generally include some very large international organizations such as Pfizer, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., and GlaxoSmithKline plc.

History of Locilex®

In August 1992, the prior sponsor of Locilex®, Magainin, submitted an initial Investigational New Drug (or IND) application for the prior formulation of Locilex® to study broad spectrum anti-infective activity for the treatment of superficial and complicated dermatological infections. Another IND was submitted in November 1993 to cover a new indication for the treatment of DFI. In the late 1990s, the prior sponsor tested the prior formulation of Locilex®, with over 1,000 human subjects exposed without safety concerns, including 835 evaluable patients in two Phase 3 clinical trials. The Phase 3 trial results showed that such prior formulation of topical Locilex® had an approximate 80% response rate measured as resolution or improvement in infection in patients who under today’s standards would be considered to have Mild or Moderate diabetic foot infections (or DFI).

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

In April 2010, we acquired the worldwide rights to pexiganan, the API in Locilex®, and the prior formulation of the product and all related assets after participating in a public auction for the product conducted by Genaera Liquidating Trust. During the period between the FDA non-approval letter received in July 1999 and the second half of 2006, SmithKline Beecham Corporation (now part of GlaxoSmithKline plc) held the exclusive distribution rights to Locilex® in the U.S.

In March 2011, we exercised our exclusive option to buy out the downstream, success-based milestones and royalty obligations related to Locilex® and currently own 100% of our product candidate.

In 2015 and the first half of 2016, we successfully completed two Phase 1 clinical trials, a skin irritation trial and a skin sensitization trial, using Locilex® in healthy volunteers.

In October 2016, we reported that the OneStep-1 and OneStep-2 Phase 3 clinical trials failed to meet any of the primary or secondary endpoints. The OneStep trials were identical studies conducted simultaneously using Locilex® (versus placebo cream with standardized local wound care in both arms of each study) to treat patients with mild infections of diabetic foot ulcers.

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the New Drug Application (or NDA) process before they may be legally marketed in the U.S. and by the European Medicines Agency (or EMA) through the Marketing Authorisation Application (or MAA) process before they may be legally marketed in Europe. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

NDA Approval Processes

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (or FDCA) and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;

•	withdrawal of an approval;

•	imposition of a clinical hold;

•	warning letters;

•	product seizures;

•	total or partial suspension of production or distribution; or

•	injunctions, fines, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (or GLPs) or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (or GCPs) to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

Recent Changes to the Regulatory Landscape for Anti-Infective Drugs

The analytic approach of the FDA’s Anti-Infective Drugs Division has undergone evolution in recent years, primarily driven by concerns that increasingly less effective antibiotics may have been approved in the last 10 to 15 years. The impact of these changes was a rethinking of how antibiotic efficacy is measured in clinical trials, and a review of the statistical tools used to analyze the data. In March 2009, the FDA published a draft guidance entitled “Guidance for Industry Community-Acquired Bacterial Pneumonia: Developing Drugs for Treatment” and in August 2010, it published draft guidance (subsequently published as final guidance in October 2013) entitled “Guidance for Industry Acute Bacterial Skin and Skin Structure Infections: Developing Drugs for Treatment” (or 2010 Guidance). The purpose of this guidance was to address many of the uncertainties regarding what the FDA expected from sponsors and clinical trials for the indications of acute bacterial skin and skin structure infections and community-acquired bacterial pneumonia.

The FDA asked sponsors to include additional measurements in their evaluation of efficacy that the FDA believes are more objective and less susceptible to interpretation by investigators. Non-inferiority comparisons of drugs are the standards for antibiotics, and non-inferiority margins are the margins used in the statistical analysis comparing two treatment arms in a study. These are the statistical margins or rules used to distinguish the degree of potential difference between two antibiotics in a study. In September 2010, one month after issuing the 2010 Guidance, the FDA approved the first antibiotic NDA reviewed pursuant to these new endpoints and non-inferiority margins. The clinical protocol that was reviewed by the FDA in support of our SPA with the FDA includes provisions that are consistent with the 2010 Guidance, as well as the FDA’s final guidance published in October 2013.

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

In the Food and Drug Administration Safety and Innovation Act (or FDASIA), which was signed into law in July 2012, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. In June 2013, the FDA published a draft Guidance for Industry entitled, “Expedited Programs for Serious Conditions—Drugs and Biologics” which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to an IND. FDA has already granted this designation to around 30 new drugs and recently approved a couple of Breakthrough Therapy designated drug.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Our Management

Our management team has extensive experience in leading the development of innovative therapeutics and significant expertise in operational, financial and corporate development functions. Our co-founder, President and Chief Executive Officer, David P. Luci, Esq., has managed multiple drug development companies including Bioenvision, Inc. (sold to Genzyme Corporation for $345 million in 2007), MacroChem (sold to Access in 2009), Access Pharmaceuticals (now named Abeona Therapeutics) and our company. Our co-founder and Executive Chairman, Robert J. DeLuccia, has extensive product development, sales and marketing experience as well as senior level experience in management and operation of pharmaceutical and biotechnology companies of various sizes, including Pifzer, Inc. and Sanofi. Collectively, Messrs. Luci and DeLuccia have over 60 years of combined experience in the pharmaceutical and biotechnology sectors.

Employees

As of December 31, 2016, we had a total of three employees, all of which are full-time employees. We believe our relationships with our employees and consultants are satisfactory. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In the fourth quarter of 2016 after the failure of the OneStep-1 and OneStep-2 Phase 3 clinical trials, we terminated two employees and discontinued nearly all open work orders with our medical and scientific consultants, manufacturers, laboratories, and contract research organizations that specialize in various aspects of drug development including clinical development, preclinical development, manufacturing and regulatory affairs.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), are filed with the Securities and Exchange Commission (or SEC). Such reports and other information that we file with the SEC are available free of charge on our website at http://dipexiumpharmaceuticals.com and such filings also are available on the SEC website. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this annual report on Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this annual report on Form 10-K.

Risks Related to Dipexium

We have never generated revenues and do not expect to in the near future.  We have a history of operating losses, expects continuing losses and may never become profitable.

In order to generate revenue, we must develop and commercialize successfully our own product or enter into strategic partnering agreements with others who can develop and commercialize them successfully, or acquire additional new products that generate or have the potential to generate revenues.  Because of the numerous risks and uncertainties associated with our product development program and our ability to acquire new products, we are unable to predict when we will be able to generate significant revenue or become profitable, if at all.  We incurred a net loss of $21.3 million for the year ended December 31, 2016.  As of December 31, 2016, our accumulated deficit was $62.4 million.  We expect to continue to incur substantial and continuing losses for the foreseeable future.  These losses will increase if we decide to pursue clinical trials of Locilex® in yet to be identified, new clinical indications or if we were to in-license new products that require further development.  Even if our Locilex® or any new products we may acquire or in-license are introduced commercially, we may never achieve market acceptance and may never generate sufficient revenues to achieve or sustain future profitability.

Because we have no source of revenue, we must depend on financing or partnering to sustain our operations.  We likely will need to raise substantial additional capital or enter into strategic partnering agreements to fund our operations and we are very likely unable to raise such funds or enter into strategic partnering agreements when needed and on acceptable terms because our lead and only product candidate recently failed in Phase 3 clinical trials.

Developing products requires substantial amounts of capital. We have not yet identified a potential new clinical and regulatory pathway forward for Locilex® and therefore cannot estimate the cost of any such pathway to market. If we are not able to identify a promising clinical and regulatory pathway forward, it is likely that we will need to raise substantial additional capital or enter into strategic partnering agreements to fund our operations and it may be unable to raise such funds or enter into strategic partnering agreements when needed and on acceptable terms, particularly given that Locilex® has recently failed in two Phase 3 clinical trials.

Our future capital requirements will depend upon numerous factors, including:

•	the ability to identify a clinical and regulatory pathway forward for Locilex® given the recent failure in Phase 3 clinical trials in infected diabetic foot ulcers;

•	the progress, timing, cost and results of our yet-to-be identified clinical development program if we decide to pursue them;

•	the cost, timing and outcome of regulatory actions with respect to our product;

•	the success, progress, timing and costs of our business development efforts to implement business collaborations, licenses and other business combinations or transactions, and our efforts to evaluate various strategic alternatives available with respect to our product.

•	our ability to acquire or in-license additional new products and technologies and the costs and expenses of such acquisitions or licenses;

•	the timing and amount of any royalties, milestone or other payments we may receive from or be obligated to pay to potential licensors, licensees and other third parties;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•	the emergence of competing products and technologies, and other adverse market developments;

•	the perceived, potential and actual commercial success of our product;

•	our operating expenses; and

•	the resolution of our pending litigation and any amount it may be required to pay in excess of our directors’ and officers’ liability insurance.

Our future capital requirements and projected expenditures are based upon numerous assumptions and subject to many uncertainties, and actual requirements and expenditures may differ significantly from our projections.  To date, we have relied entirely upon proceeds from sales of our equity securities to finance our business and operations.  We likely will need to raise additional capital to fund our operations.  As of December 31, 2016, Dipexium had $16.7 million of cash. We do not have any existing credit facilities under which we may borrow funds.  Absent the receipt of any licensing income or financing, we expect our cash balance to decrease as we continue to use cash to fund our operations.  Assuming the Proposed Merger is completed during the first half of 2017, we expect our cash as of December 31, 2016 to meet our liquidity requirements through at least the anticipated close of the Proposed Merger, including the closing condition under the Merger Agreement to have at least $12.0 million of “cash,” as defined in the Merger Agreement, available upon the closing of the Proposed Merger.  If the Proposed Merger is not completed, we will need to reevaluate our strategic alternatives, which may include continuing to operate our business as an independent, stand-alone company, a sale of the company, liquidation of the company or other strategic transaction.  Our liquidity position will be dependent upon the strategic alternative selected; however, assuming we do not enter into another strategic transaction, we expect our cash as of December 31, 2016 will be sufficient to meet our liquidity requirements for at least the next 12 months. Additional financing would be required should we decide to commence a new clinical program for Locilex® in a new, yet-to-be-identified clinical indication. Cash needs to pursue a new clinical indication cannot even be estimated until a promising new indication for Locilex® to target is identified, if ever.

The October 2016 announcement of the disappointing results of our prior completed OneStep-1 and OneStep-2 Phase 3 clinical trials has significantly depressed the trading price of our common stock and harmed our ability to raise additional capital.  We can provide no assurance that additional financing will be available on terms favorable to us, or at all.

We and our management are parties to a lawsuit which, if adversely decided against, could impact our rights to Locilex®.

In April 2010, we acquired the worldwide rights to develop pexiganan, the active pharmaceutical ingredient in Locilex®, from Genaera Liquidating Trust, which was put in place to liquidate the assets of Genaera Corporation. In June 2012, we, along with our two senior executives and several other unrelated defendants, were sued in the Federal District Court for the Eastern District of Pennsylvania by a former shareholder of Genaera Corporation and purported to be on behalf of other Genaera Corporation shareholders, alleging, in pertinent part, that our company’s acquisition of the rights to pexiganan (the active ingredient in Locilex®, and which rights included the rights to the prior formulation of Locilex®) was for what was alleged to be inadequate consideration, and as a result, it was alleged that we and our senior executives aided and abetted a breach of fiduciary duty by Genaera Corporation and the Genaera Liquidating Trust to the former shareholders of Genaera Corporation. It was also alleged that we and our senior executives aided and abetted a breach of the duty of the trustee at common law and under a certain trust agreement which was alleged to exist and which was executed by Argyce LLC (or Argyce), as trustee. The agreement called for Argyce to create the Genaera Liquidating Trust pursuant to which Argyce apparently was appointed to liquidate the assets formerly held by Genaera Corporation. One of these assets was pexiganan, which we acquired via public auction conducted by Argyce on behalf of the Genaera Liquidating Trust.

The case against our company and our senior executives was dismissed with prejudice by the Federal District Court, without leave to refile, on August 12, 2013 based on the argument that Plaintiff’s claims were time barred, and a subsequent motion to reconsider such dismissal was denied by the Federal District Court. Prior to the dismissal there was no request or action to seek class certification by the plaintiff though it was purportedly filed on behalf of other former Genaera Corporation shareholders. Plaintiff appealed the dismissal of the suit as well as the denial of the motion to reconsider to the Third Circuit Appellate Court, which granted Plaintiff’s appeal.

On October 17, 2014, the Third Circuit Appellate Court, in a 2-1 decision with a strong dissenting opinion, reversed the trial court’s dismissal of Plaintiff’s claims based on the expiration of the applicable statutes of limitation and remanded the case to the Federal District Court. In a 2-1 decision, the Third Circuit held that more information was necessary to determine when Plaintiff should have been on notice of his claims to determine the applicability of the discovery rule, which could serve to extend the time frame in which Plaintiff could bring his claims. Due to the strong dissent, all Defendants filed the necessary documents requesting a petition for rehearing en banc, by the majority of the Third Circuit justices who are in active service. The Third Circuit denied the request for en banc hearing and remanded this case to District Court.

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its executives. In December 2015, Plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and we anticipate a decision on whether to grant Plaintiff’s appeal by the Third Circuit Appellate Court in the first quarter of 2017. The Company will continue to vigorously defend Plaintiff’s claims on the factual record, which it believes will prove that the Company is not liable to the Plaintiff in any regard.

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

Our two pivotal OneStep-1 and OneStep-2 clinical trials did not meet the primary or secondary endpoints, which could continue to harm our business and further disappoint our stockholders and cause the trading price of our common stock to continue to decrease.

Our lead and only product in development is Locilex® for the treatment of mildly infected diabetic foot ulcers, for which there is currently no FDA-approved product. In October 2016, we announced disappointing top-line data from our OneStep-1 and OneStep-2 pivotal Phase 3 clinical trials and both trials failed to meet any of the primary or secondary endpoints. Currently, management in conjunction with its clinical and regulatory advisors have not been able to identify a new clinical and regulatory pathway forward although this is subject to ongoing review and evaluation. No assurance can be given that a promising clinical and regulatory pathway will be identified or that, if identified, any such pathway could be achieved, without significantly more capital invested in the Company. No assurance can be given that additional capital would be available or that such capital would be available at acceptable terms.

We have not yet identified a clinical or regulatory pathway forward for Locilex®, our only product, and the likelihood is that Locilex® will not be approved by regulatory authorities or introduced commercially for at least several years, if at all.

In October 2016, we released top-line data on our only ongoing clinical trials, OneStep-1 and OneStep-2, which were two identical Phase 3 clincial trials testing Locilex® in patients with mildly infected diabetic foot ulcers. Both trials failed to meet all primary and secondary endpoints. We currently are evaluating whether or not there is any clinical and regulatory pathway forward based on the data from the OneStep trials. Going forward, Locilex® will require further development, preclinical and clinical testing and investment prior to obtaining required regulatory approvals, if ever, and commercialization in the United States and abroad, even if a viable regulatory pathway forward is identified. We currently have no other product candidates. We cannot provide assurance that a new clinical and regulatory pathway will be identified or that Locilex® will be developed successfully. Even if a viable clinical and regulatory pathway forward is identified, we cannot provide assurance that Locilex® will:

•	prove to be safe and effective in clinical studies;

•	meet applicable regulatory standards or obtain required regulatory approvals;

•	demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

•	be capable of being produced in commercial quantities at reasonable costs;

•	obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or

•	be marketed successfully or achieve market acceptance by physicians and patients.

If we reallocate our resources to acquire one or more new product candidates, we may not be successful in developing such newly acquired product candidates and we will once again be subject to all the risks and uncertainties associated with research and development of products and technologies.

We have explored the possibility of reallocating our resources toward acquiring, by acquisition or in-license, new product candidates.  If we decide to acquire one or more new product candidates, we cannot guarantee that any such acquisition would result in the identification and successful development of one or more approved and commercially viable products. The development of products and technologies is subject to a number of risks and uncertainties, including:

•	the time, costs and uncertainty associated with the clinical testing required to demonstrate the safety and effectiveness of a product candidate to obtain regulatory approvals;

•	the ability to raise sufficient funds to fund the research and development of any one or more new product candidates;

•	the ability to find third party strategic partners to assist or share in the costs of product development, and potential dependence on such strategic partners, to the extent Dipexium may rely on strategic partners for future sales, marketing or distribution;

•	the ability to protect the intellectual property rights associated with any one or more new product candidates;

•	litigation;

•	competition;

•	ability to comply with ongoing regulatory requirements;

•	government restrictions on the pricing and profitability of products in the United States and elsewhere; and

•	the extent to which third-party payers, including government agencies, private health care insurers and other health care payers, such as health maintenance organizations, and self-insured employee plans, will cover and pay for newly approved therapies.

We have very limited staffing and we are dependent upon key employees and the limited use of independent contractors, the loss of some of which could affect adversely our operations.

Our success is dependent upon the efforts of a relatively small management team and staff.  We also have engaged independent contractors from time-to-time on an as needed, project by project, basis.  During November 2016, in order to reduce our operating expenses, we terminated all of our major independent contractor arrangements and reduced the total employee headcount.  Such reductions in force, combined with our future business prospects and financial condition, put us at risk of losing key personnel who we will need going forward to implement our business strategies.  We have no redundancy of personnel in key development areas, including clinical, regulatory, strategic planning and finance.  We have employment arrangements in place with our executive and other officers, but none of these executive and other officers is bound legally to remain employed with us for any specific term.  We do not have key man life insurance policies covering our executive and other officers or any of our other employees.  If key individuals leave our company, our business could be affected adversely if suitable replacement personnel are not recruited quickly.  There is competition for qualified personnel in the biotechnology and biopharmaceutical industry in the New York, New York area in all functional areas, which makes it difficult to retain and attract the qualified personnel necessary for any potential turn around or restart of our business. Our financial condition and recent reductions in force and expense reductions may make it difficult for us to retain current personnel and attract qualified employees and independent contractors in the future.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could affect adversely our business and financial results.

We are subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed.  These entities, including the SEC and The NASDAQ Stock Market, continue to issue new requirements and regulations in response to laws enacted by Congress.  In July 2010, the Dodd-Frank Wall Street Reform and Protection Act (the Dodd-Frank Act) was enacted.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC and The NASDAQ Stock Market to adopt additional rules and regulations in these areas.  Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from our other business activities.

The trading price of our common stock has been volatile, and your investment in our common stock could decline in value.

The price of our common stock has dropped dramatically since the failure of our OneStep Phase 3 clinical trials, OneStep-1 and OneStep-2, in October 2016 and it is likely that the price of our common stock will continue to fluctuate in the future.  From January 1, 2015 through December 31, 2016, the sale price of our common stock ranged from $12.38 per share to $1.60 per share.  The market price of our common stock may fluctuate significantly in the future due to a variety of factors, including:

•	general stock market and general economic conditions in the United States and abroad, not directly related to our company or our business;

•	actual or anticipated governmental agency actions, including in particular decisions or actions by the FDA or FDA advisory committee panels with respect to other antibiotic candidates in development;

•	termination of the previously announced Proposed Merger with PLx Pharma;

•	entering into new strategic partnering arrangements;

•	developments concerning our efforts to identify and implement strategic opportunities and the terms and timing of any resulting transactions;

•	public concern as to the safety or efficacy of or market acceptance of products developed by us or our competitors;

•	our cash and our need and ability to obtain additional financing;

•	equity sales by us to fund our operations;

•	the resolution of our pending litigation matter;

•	developments or disputes concerning patents or other proprietary rights;

•	period-to-period fluctuations in our financial results, including our cash, operating expenses, cash burn rate or revenues;

•	loss of key management;

•	common stock sales and purchases in the public market by one or more of our larger stockholders, officers or directors;

•	reports issued by securities analysts regarding our common stock and articles published regarding our business and/or products;

•	changes in the market valuations of other life science or biotechnology companies; and

•	other financial announcements, including delisting of our common stock from The NASDAQ Capital Market, review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results, delays in our filings with the SEC or our failure to maintain effective internal control over financial reporting.

In addition, the occurrence of any of the risks described in this report or in subsequent reports we file with or submit to the SEC from time to time could have a material and adverse impact on the market price of our common stock.  Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of our securities or for other reasons.  Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

We do not intend to pay any cash dividends in the foreseeable future; and, therefore, any return on an investment in our common stock must come from increases in the fair market value and trading price of our common stock.

We do not intend to pay any cash dividends in the foreseeable future; and, therefore, any return on an investment in our common stock must come from increases in the fair market value and trading price of our common stock.

Risks Related to the Proposed Merger between us and PLx Pharma

Our stockholders and the stockholders of PLx Pharma may not approve the Proposed Merger of the two companies.

We have signed a Merger Agreement with PLx Pharma, pursuant to which we have agreed to merge with PLx Pharma subject to among other closing conditions, the approval of the stockholders of both companies. Although we believe the Proposed Merger is in the best interests of our and PLx Pharma’s stockholders, one or both companies may not be able to obtain the stockholder vote required to approve the Proposed Merger. If our stockholders or the stockholders of PLx Pharma do not approve the Proposed Merger, we will pursue other strategic alternatives or potentially pursue a dissolution our company.

The issuance of shares of our common stock to PLx Pharma stockholders in connection with the Proposed Merger will dilute substantially the voting power of our current stockholders.

Pursuant to the terms of the Merger Agreement, it is anticipated that we will issue shares of our common stock to PLx Pharma stockholders representing approximately 76% of the outstanding shares of common stock of the combined company as of immediately following completion of the Proposed Merger, assuming our cash is $12.5 million as of the determination date. After such issuance, the shares of our common stock outstanding immediately prior to completion of the Proposed Merger will represent 23.25% of the outstanding shares of common stock of the combined company as of immediately following completion of the Proposed Merger. These ownership percentages may change depending upon the amount of our cash as of a determination date prior to completion of the Proposed Merger.  Accordingly, the issuance of shares of our common stock to PLx Pharma stockholders in connection with the Proposed Merger will reduce significantly the relative voting power of each share of our common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the completion of the Proposed Merger than prior to completion of the Proposed Merger.

The exchange ratio in the Merger Agreement is subject to adjustment based on our cash as of a determination date prior to completion of the Proposed Merger, which could dilute further the ownership of our stockholders in the combined company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of and as a result of the Proposed Merger, each share of PLx Pharma capital stock issued and outstanding immediately prior to the effective time of the Proposed Merger will be converted into the right to receive that number of shares of our common stock, if any, as determined pursuant to the exchange ratio described in the Merger Agreement.  The exchange ratio is subject to potential adjustment as described in the Merger Agreement depending upon the amount of our “cash,” as defined in the Merger Agreement and generally consisting of our cash including certain credits for deal-related expenses and security deposits, as of a determination date prior to the closing date of the Proposed Merger. If we have more than $12.5 million of cash as of the determination date, then the percentage ownership of our current stockholders will be 23.25% in the combined company.  If we have less than $12.5 million of cash as of the determination date but more than $12.0 million, then the percentage ownership of our current stockholders will be 22.5% of the combined company, which would constitute further dilution for our stockholders in the combined company.  In addition, one of the conditions to PLx Pharma’s obligations to complete the Proposed Merger is our cash as of the closing date being no less than $12.0 million as calculated and as adjusted pursuant to the provisions of the Merger Agreement.  The items that will constitute our cash at the determination date set forth in the Merger Agreement are subject to a number of factors, some of which are outside our control and many of which are outside the control of PLx Pharma.

The exchange ratio is not adjustable based on issuances by us of additional shares of our common stock either upon the exercise of options or warrants or otherwise, which issuances would result in additional dilution to our stockholders.

As of December 31, 2016, we had outstanding options to purchase an aggregate of 1,445,013 million shares of our common stock and warrants to purchase an aggregate of approximately 10,500 shares of our common stock.  We are not prohibited under the terms of the Merger Agreement from issuing additional equity securities under certain circumstances, including securities issued pursuant to the exercise of outstanding options or warrants or to certain vendors or suppliers.  It is possible that prior to completion of the Proposed Merger, we may issue additional equity securities, which would result in additional dilution to our stockholders.

The market price of our common stock following the Proposed Merger may decline as a result of the Proposed Merger.

The market price of our common stock may decline as a result of the Proposed Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined organization’s business and prospects from the Proposed Merger;

•	third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Proposed Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•	the effect of the Proposed Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	the combined organization does not achieve the perceived benefits of the Proposed Merger as rapidly or to the extent anticipated by financial or industry analysts.

Failure to complete the Proposed Merger could negatively impact our business, financial condition or results of operations or the trading price of our common stock.

The completion of the Proposed Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Proposed Merger will be satisfied. If the Proposed Merger is not completed, we will be subject to several risks, including:

•	the current trading price of our common stock may reflect a market assumption that the Proposed Merger will occur, meaning that a failure to complete the Proposed Merger could result in a decline in the trading price of our common stock;

•	certain of our executive officers and/or directors may seek other employment opportunities, and the departure of any of our executive officers and the possibility that the Company would be unable to recruit and hire an executive could impact negatively our business and operating result;

•	our board of directors will need to reevaluate our strategic alternatives, which alternatives may include a sale of the Company, liquidation of the Company or other strategic transaction;

•	we may be required to pay a termination fee of $700,000 to PLx Pharma if the Merger Agreement is terminated by PLx Pharma or by us under certain circumstances;

•	we have incurred and are expected to continue to incur substantial transaction costs in connection with the Proposed Merger whether or not the Proposed Merger is completed;

•	we would not realize any of the anticipated benefits of having completed the Proposed Merger; and

•	pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completion of the Proposed Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

If the Proposed Merger is not completed, these risks may materialize and affect materially and adversely our business, financial condition, results of operations, or the trading price of our common stock.

We have incurred and will continue to incur significant transaction costs in connection with the Proposed Merger, some of which will be required to be paid even if the Proposed Merger is not completed.

We have incurred and will continue to incur significant transaction costs in connection with the Proposed Merger.  These costs are primarily associated with the fees of our attorneys, accountants and financial advisors.  We will be required to pay most of these costs even if the Proposed Merger is not completed.  In addition, if the Merger Agreement is terminated due to certain triggering events specified in the Merger Agreement, we may be required to pay PLx Pharma a termination fee of $700,000.  The Merger Agreement also provides that under specified circumstances, if the Proposed Merger is completed, the combined company will bear our transaction costs as well as those of PLx Pharma in connection with the Proposed Merger, including financial advisor, legal and accounting fees and expenses.

Third party lawsuits may be filed against us in connection with the Proposed Merger which may be frivolous but costly to defend.

Third parties may assert claims against us alleging that the terms of the Proposed Merger are somehow unfair or inappropriate. Although our board of directors and management team may disagree, any claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and resolve. We cannot assure you that litigation asserting claims against the Company will not be initiated or that we would prevail in any litigation. We cannot assure you that the Proposed Merger with PLx Pharma would close if and to the extent a claim or claims were filed against the Company in this regard.

Because the Proposed Merger will be completed after the date of our annual meeting of stockholders, it is possible under certain limited circumstances described below that at the time of the annual meeting, our stockholders will not know the exact number of shares of our common stock that the PLx Pharma stockholders will receive upon completion of the Proposed Merger.

Subject to the terms of the Merger Agreement, at the effective time of the Proposed Merger, each share of PLx Pharma common stock issued and outstanding immediately prior to the Proposed Merger will be canceled, extinguished and automatically converted into the right to receive that number of shares of our common stock as determined pursuant to the exchange ratio described in the Merger Agreement. The exchange ratio depends on our cash as of a determination date prior to completion of the Proposed Merger.  The determination date is defined as the date that is three days prior to the closing date.  Under the Merger Agreement, our “cash” is defined as generally consisting of our cash plus certain credits for transaction-related costs and security deposits, as of a determination date prior to the closing date of the Proposed Merger.

Some of our directors and executive officers have interests in the Proposed Merger that are different from, or in addition to, those of our other stockholders.

When considering the recommendation by our board of directors that our stockholders vote “for” each of the proposals being submitted to our stockholders at the annual meeting of our stockholders, our stockholders should be aware that certain of our directors and executive officers have arrangements that provide them with interests in the Proposed Merger that are different from, or in addition to, those of our other stockholders.   For instance, in connection with the Proposed Merger, David P. Luci, Esq., Dipexium’s President & CEO and a current member of our board of directors, will continue to serve as a director of the combined company following completion of the Proposed Merger and will receive cash and equity compensation in consideration for such service.  The employment of our three executive officers will terminate immediately following completion of the Proposed Merger and they will be entitled to receive severance cash payments ranging from $213,000 to $1,238,000, and other severance benefits such as continuing health insurance, in connection with such termination. Our directors and executive officers also have certain rights to indemnification and to directors’ and officers’ liability insurance that will be provided by the combined company following completion of the Proposed Merger.  Our board of directors was aware of these potential interests and considered them in making its recommendations to approve the proposals being submitted to our stockholders at the special meeting of our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us and PLx Pharma from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and is reasonably capable of being consummated and that failure to cooperate with the proponent of the proposal could reasonably be considered a breach of our board of directors’ fiduciary duties. The PLx Pharma board of directors is not permitted under any circumstances to solicit alternative takeover proposals or cooperate with any person making unsolicited takeover proposals. In addition, if we or PLx Pharma terminate the Merger Agreement under certain circumstances, we or PLx Pharma would be required to pay a termination fee of $700,000 or $500,000, respectively, to the other party. This termination fee may discourage third parties from submitting alternative takeover proposals to us or PLx Pharma or their stockholders, and may cause the respective boards of directors to be less inclined to recommend an alternative proposal.

Because the lack of a public market for shares of PLx Pharma capital stock makes it difficult to evaluate the fairness of the Proposed Merger, PLx Pharma stockholders may receive consideration in the Proposed Merger that is greater than the fair value of the shares of capital stock of PLx Pharma.

PLx Pharma is privately held and its outstanding capital stock is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair value of PLx Pharma or its shares of capital stock. Since the percentage of PLx Pharma’s equity to be issued to the PLx Pharma stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued in connection with the Proposed Merger will be greater than the fair value of PLx Pharma.

We may waive one or more of the conditions to the Proposed Merger without resoliciting stockholder approval for the Proposed Merger.

Certain conditions to our obligations to complete the Proposed Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement between us and PLx Pharma. In the event of a waiver of a condition, our board of directors will evaluate the materiality of any such waiver to determine whether amendment of the proxy statement/prospectus and resolicitation of proxies is necessary. In the event that our board of directors determines any such waiver is not significant enough to require resolicitation of stockholders, it will have the discretion to complete the Proposed Merger without seeking further stockholder approval.  The conditions requiring the approval of each company’s stockholders cannot, however, be waived.

Risks Related to the Combined Company if the Proposed Merger is Completed

The success of the Proposed Merger will depend, in large part, on the ability of the combined company following completion of the Proposed Merger to realize the anticipated benefits from combining our business with the business of PLx Pharma.

The Proposed Merger involves the integration of two companies that previously have operated independently with principal offices in two distinct locations. Due to legal restrictions, we and PLx Pharma are able to conduct only limited planning regarding the integration of the two companies prior to completion of the Proposed Merger. Significant management attention and resources will be required to integrate the two companies after completion of the Proposed Merger. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Proposed Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Proposed Merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the Proposed Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Proposed Merger and integrating the companies’ operations.

Delays in the integration process could adversely affect the combined company’s business, financial results, financial condition and stock price following the Proposed Merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

The Proposed Merger will result in changes to the combined company’s board of directors and the combined company may pursue different strategies than we may have pursued independently.

If we and PLx Pharma complete the Proposed Merger, the composition of the combined company’s board of directors will change in accordance with the Merger Agreement. Following completion of the Proposed Merger, the combined company’s board of directors will consist of seven members, including David P. Luci, Esq., our President & CEO, from our current board of directors. Currently, it is anticipated that the combined company will continue to advance the product development efforts and business strategies of PLx Pharma. However, because the composition of the board of directors of the combined company will consist of directors from both our company and PLx Pharma, the combined company may determine to pursue certain business strategies that we would not have pursued independently.

Ownership of the combined company’s common stock may be highly concentrated, and it may prevent our stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined company’s stock price to decline.

Upon completion of the Proposed Merger, PLx Pharma’s directors, executive officers continuing with the combined company and stockholders, together with their respective affiliates, are expected to beneficially own or control a majority of the combined company.  Accordingly, these directors, executive officers and their affiliates and stockholders, acting individually or as a group, will have substantial influence over the outcome of a corporate action of the combined company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company’s assets or any other significant corporate transaction.  These stockholders also may exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit the other stockholders of the combined company.  In addition, the significant concentration of stock ownership may affect adversely the market value of the combined company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The combined company’s ability to utilize our or PLx Pharma’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the Proposed Merger.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  Further, if our historic business is not treated as being continued by the combined entity for the two-year period beginning on the date of the Proposed Merger (referred to as the “continuity of business requirement”), the pre-transaction net operating loss carryforward deductions become substantially reduced or unavailable for use by the surviving corporation in the transaction. It is expected that the Proposed Merger with PLx Pharma will result in an “ownership change” of our company.  Accordingly, the combined company’s ability to utilize our net operating loss and tax credit carryforwards may be substantially limited.  These limitations, in turn, could result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition or results of operations of the combined company.

Under Section 384 of the Code, available net operating loss carryovers of ours or PLx Pharma may not be available to offset certain gains arising after the Proposed Merger from assets held by the other corporation at the effective time of the Proposed Merger.  This limitation will apply to the extent that the gain is attributable to an unrealized built-in-gain in our assets or the assets of PLx Pharma existing at the effective time of the Proposed Merger.  To the extent that any such gains are recognized in the five year period after the Proposed Merger upon the disposition of any such assets, the net operating loss carryovers of the other corporation will not be available to offset such gains (but the net operating loss carryovers of the corporation that owned such assets will not be limited by Section 384 although they may be subject to other limitations under Section 382 as described above).

The price of our common stock after the Proposed Merger is completed may be affected by factors different from those currently affecting the price of our common stock.

Our business differs significantly from the business of PLx Pharma and, accordingly, the results of operations of the combined company and the trading price of the combined company’s common stock following completion of the Proposed Merger may be affected significantly by factors different from those currently affecting the independent results of our ongoing operations.

The NASDAQ Capital Market considers the anticipated Proposed Merger of Dipexium and PLx Pharma to be a business combination with a non-NASDAQ entity, resulting in a change in control of our company; and, therefore, has required that we submit a new initial listing application, which requires certain actions on the part of the combined company which may not be successful and, if unsuccessful, could make it more difficult for holders of shares of the combined company to sell their shares.

The NASDAQ Capital Market considers the Proposed Merger to be a business combination with a non-NASDAQ entity, resulting in a change in control of our company and has required that we submit a new initial listing application.  The NASDAQ Capital Market may not approve our new initial listing application for The NASDAQ Capital Market on a timely basis, or at all. If this occurs and the Proposed Merger is still completed, stockholders may have difficulty converting their investments into cash effectively.   Additionally, as part of the new initial listing application, we may be required to submit, among other things, a plan for the combined company to effect a reverse stock split.  A reverse stock split likely would increase the per share trading price by an as yet undetermined multiple.  The change in share price may affect the volatility and liquidity of the combined company’s stock, as well as the marketplace’s perception of the stock.  As a result, the relative price of the combined company’s stock may decline and/or fluctuate more than in the past, and stockholders may have trouble converting their investments in the combined company into cash effectively.

The combined company’s management will be required to devote substantial time to comply with public company regulations.

As a public company, the combined company will incur significant legal, accounting and other expenses that PLx Pharma did not incur as a private company.  The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and The NASDAQ Capital Market, impose various requirements on public companies, including those related to corporate governance practices.  The combined company’s management and other personnel will need to devote a substantial amount of time to these requirements.  Certain members of PLx Pharma’s management, which will continue as the management of the combined company, do not have significant experience in addressing these requirements.  Moreover, these rules and regulations will increase the combined company’s legal and financial compliance costs relative to those of PLx Pharma and will make some activities more time consuming and costly.

After completion of the Proposed Merger, the combined company will possess not only all of the assets but also all of the liabilities of ours and of PLx Pharma. Discovery of previously undisclosed or unknown liabilities could have an adverse effect on the combined company’s business, operating results and financial condition.

Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems.  After completion of the Proposed Merger, the combined company will possess not only all of the assets, but also all of the liabilities of both companies.  Although we conducted a due diligence investigation of PLx Pharma and its known and potential liabilities and obligations, and PLx Pharma conducted a due diligence investigation of our company and its known and potential liabilities and obligations, it is possible that undisclosed, contingent or other liabilities or problems may arise after completion of the Proposed Merger, which could have an adverse effect on the combined company’s business, operating results and financial condition.

We and PLx Pharma do not anticipate that the combined company will pay any cash dividends in the foreseeable future.

The current expectation is that the combined company will retain its future earnings to fund the development and growth of the combined organization’s business. As a result, capital appreciation, if any, of the common stock of the combined organization will be your sole source of gain, if any, for the foreseeable future.

Anti-takeover provisions in the combined company charter documents and under Delaware law could make an acquisition of the combined company more difficult and may prevent attempts by the combined company stockholders to replace or remove the combined company management.

Provisions in the combined company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. In addition, because the combined company will be incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding combined company voting stock from merging or combining with the combined company. Although we and PLx Pharma believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with the combined company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the combined company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Future sales of common stock by our existing or PLx Pharma’s existing stockholders may cause the price of common stock to fall.

For the six-month period ended December 31, 2016, the average daily trading volume of our common stock on the NASDAQ Capital Market has been approximately 500,000 shares. Subject to the lock-up agreements entered into between each of us and PLx Pharma and certain of each other’s stockholders, if our existing stockholders or PLx Pharma’s stockholders receiving shares of our common stock in the Proposed Merger sell substantial amounts of the combined company’s common stock in the public market, or investors perceive that these sales could occur, the market price of such common stock could decrease significantly.

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

As of January 8, 2017, our patent estate included a U.S. patent (U.S. Patent No. 8,530,409), corresponding granted patents in Australia, New Zealand, Korea, Israel, Europe and Japan, as well as corresponding applications pending in Brazil, Canada, China, Eurasia, Indonesia, Mexico, Singapore and South Africa. We also have an exclusive sublicense from Scripps Research Institute (or Scripps) , the inventor of the pexiganan technology, to a U.S. patent (U.S. Patent No. 5,912,231), directed to pexiganan, the API used in Locilex®. We consider our U.S. Patent No. 8,530,409, which relates to our new, proprietary formulation of Locilex® and methods of using it to treat skin or wound infection, to be particularly important to our company primarily due to its substantially longer patent term coverage, its novel attributes as a topical formulation, its potentially broader scope of coverage and its opportunity for foreign patent protection. While we currently have pending applications in foreign jurisdictions corresponding to U.S. Patent No. 8,530,409, no assurance can be given that any foreign patents will issue, or that even if any such patents were to issue, such patents would provide meaningful protection for Locilex®.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent’ to a “first inventor to file” system, limiting where a patentee may file a patent suit, eventually eliminating interference proceedings while maintaining derivation actions, and creating a set of procedures to challenge patents in the USPTO after they have issued. The effects of these changes are currently uncertain as the USPTO has just implemented regulations related to these changes and the courts have yet to address many of these provisions in the context of a dispute. Furthermore, we have not assessed the applicability of the act and new regulations on the specific patents discussed herein. The U.S. Supreme Court has also issued decisions, the full impact of which is not yet known. For example, on March 20, 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to patent certain biomarker-related method claims. Additionally, on June 13, 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA (or cDNA) molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain.

We are dependent on a third party to maintain the patent exclusivity for the API in Locilex®

We hold an exclusive, worldwide sublicense to the composition-of-matter patent, U.S. Patent No. 5,912,231, which could have expired in June 2016 without the interim patent term restoration which we received from the USPTO in June 2016. Our rights to practice the pexiganan technology are derived through a license agreement between Scripps and Multiple Peptide Systems Inc. (or MPS). MPS subsequently sublicensed the pexiganan technology to the prior sponsor of the pexiganan clinical and regulatory program. On October 1, 1996, both the license agreement and sublicense agreement were amended by the parties to confirm that the license and sublicense were fully-paid and royalty-free with no further economic obligations for the practice of the pexiganan technology.

In June 2016, we received the cooperation of Scripps and filed an interim patent extension of U.S Patent No. 5,912,231 under the Hatch Waxman Act which was approved by the USPTO in June 2016. In the future, should we decide to file for a formal five-year patent term extension of U.S. Patent No. 5,912,231 under the Hatch-Waxman Act, we would need further cooperation from Scripps to complete the submission and such cooperation is not guaranteed. Although U.S. Patent 5,912,231 supplements our existing intellectual property portfolio, we are chiefly reliant on our U.S. Patent 8,530,409, which covers the novel formulation and method of use for Locilex® and provides for substantially longer patent coverage (until June 2032) than U.S. Patent 5,912,231. Because a patent term extension is filed only after regulatory approval, we would need to consider the possibility for a patent term extension at a later date even if we are able to identify a promising new clinical indication to target for further clinical development. An inability to extend the patent past June 2017 may impair our competitive position if other companies use pexiganan as an API to develop a product that, once approved by the FDA, competes with Locilex®.

We may become subject to third parties’ claims alleging infringement of their patents and proprietary rights or seeking to invalidate our patents or proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology industries is common. We may become subject to third-party claims in the future relating to our technologies, processes, formulations, methods, or products that would cause us to incur substantial expenses and which, if successful, could cause us to pay substantial damages and attorney’s fees, if we are found to be infringing a third party’s patent rights. We may also become subject to claims that we have misappropriated the trade secrets of others. These risk are exacerbated by the fact that the validity and breadth of claims covered in pharmaceutical patents is, in most instances, uncertain and highly complex. We would be particularly at risk if any such claims relate to our key U.S. Patent No. 8,530,409 covering our particular formulation of and method of use for Locilex®.

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

Assuming FDA approval, our ability to market and sell Locilex® will depend, in part, on our ability to obtain and maintain patent protection for Locilex® (or any products we may develop in the future), preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The U.S. patent that we sublicense from Scripps (U.S. Patent No. 5,912,231), which is directed to the composition of matter of pexiganan, expires in June 2017 without any term extension. The foreign patents corresponding to U.S. Patent No. 5,912,231 expired in 2009. As a result, we have no foreign patent protection for the pexiganan API. We have recently been issued a U.S. patent, U.S. Patent No. 8,530,409, covering our new formulation of Locilex® as well as a method of using this new formulation to treat skin or wound infections. The U.S. Patent No. 8,530,409 claims are directed to very specific formulations of the pexiganan API, and their methods of use to treat skin or wound infections. As a result, U.S. Patent No. 8,530,409 would not prevent third party competitors from creating, making and marketing alternative formulations of pexiganan, including topical formulations, that fall outside the scope of the U.S. Patent No. 8,530,409 claims. There can be no assurance that any such alternative formulations will not be equally effective as Locilex®. Introduction of any such competitive product could have a material adverse effect on sales of Locilex®. Moreover, even if these competitors do not actively promote their product for our targeted indication, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Effective May 2014, the Company entered into a sublease agreement for office space with monthly payments of $13,098 with inflationary escalations in 2015 and the first three months of 2016. The term of the sublease ended on March 30, 2016.

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives. In December 2015, plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and the Company anticipates a decision on whether to grant plaintiff’s appeal by the Third Circuit Appellate Court in the first quarter of 2017. The Company will continue to vigorously defend against plaintiff’s claims on the factual record, which it believes will prove that neither the Company nor its executives is liable to the plaintiff in any regard.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is listed the NASDAQ Capital Market, under the symbol “DPRX”.

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ Capital Market.

	Low	High

2016
Quarter ended March 31, 2016	$6.04	$12.23
Quarter ended June 30, 2016	$8.54	$13.20
Quarter ended September 30, 2016	$9.50	$17.75
Quarter ended December 31, 2016	$1.15	$15.84
2015
Quarter ended March 31, 2015	$10.70	$15.14
Quarter ended June 30, 2015	$11.25	$15.00
Quarter ended September 30, 2015	$10.80	$17.10
Quarter ended December 31, 2015	$10.12	$14.66

Holders

As of December 31, 2016, there were 67 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2013 Equity Incentive Plan as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and unvested common shares	Weighted-average exercise price of outstanding options, warrants and unvested	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,445,013	$12.64	696,156
Equity compensation plans not approved by security holders
Total	1,445,013	$12.64	696,156

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

Overview

We are a biopharmaceutical company that historically has been focused on the development and commercialization of Locilex® (pexiganan cream 0.8%), a novel, first-in-class, broad spectrum, topical antibiotic. Locilex® is a chemically synthesized, 22-amino acid peptide isolated from the skin of the African Clawed Frog. Its novel mechanism of action kills microbial targets by disrupting the bacterial cell membrane; a process known as cell membrane permeability. However, in light of recent clinical trial disappointments in our development programs for Locilex®, and our decision to discontinue its development for the treatment of mild infections of diabetic foot ulcers, we have shifted our strategic emphasis to external business opportunities not related to developing Locilex®. As such, although we continue to describe our intellectual property assets and programs herein and are continuing to fund and maintain our intellectual property portfolio, we have temporarily discontinued drug development activities as we continue to evaluate the data from the recently completed Phase 3 clinical trials. Dipexium Pharmaceuticals, LLC (“Dipexium LLC”) was organized under the laws of the State of Delaware in January 2010. In March 2014, we effected a corporate conversion pursuant to which we succeeded to the business of Dipexium LLC and the holders of membership interests of Dipexium LLC became our stockholders.

Recent Developments

On October 25, 2016, we announced that our lead and sole product candidate, Locilex®, failed to meet the primary clinical endpoint or secondary endpoints in our OneStep-1 and OneStep-2 Phase 3 clinical trials. Our scientific team has evaluated the data from the OneStep clinical trials but has found no clear signal that Locilex® would be a strong product candidate for other possible clinical indications. Accordingly, we have explored strategic alternatives with our professional advisors and on December 22, 2016, we announced our entry into a Merger Agreement with PLx Pharma, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of ours will be merged with and into PLx Pharma, with PLx Pharma continuing as the surviving corporation and a wholly-owned subsidiary of ours. Immediately following the effective time of the Proposed Merger, existing PLx Pharma stockholders are expected to own approximately 76.75% of the capital stock of the combined company, and existing Dipexium stockholders are expected to own approximately 23.25% of the capital stock of the combined company, in each case, subject to certain adjustments set forth in the Merger Agreement related to our cash on a determination date which approaches the closing of the Proposed Merger.

We expect to consummate the Proposed Merger in the second quarter of 2017.

We continue to believe that Locilex® has advantages compared to systemic antibiotics and that it may have potential to be approved in a different clinical indication although our medical and scientific team has yet to identify any such indication since the clinical trial data was released on October 25, 2016. We believe that the key attributes of Locilex® are: (i) it has not generated resistant bacteria systemically; (ii) it has not generated cross resistance with other antibiotics; (iii) it has demonstrated activity against a broad spectrum of pathogens, including difficult to treat gram negative, and anaerobic bacteria; (iv) it has not been systemically absorbed; (v) it has not caused any significant safety or tolerability issues in over 1,500 patients treated, including the recently completed OneStep-1 and OneStep-2 Phase 3 clinical trials; and (vi) it has demonstrated significant success treating multi-drug resistant bacteria in several laboratory tests and clinical trials performed to date. These attributes lead us to believe that Locilex® could be repositioned to target a different clinical indication despite its failure to achieve any of the primary or secondary endpoints in the OneStep Phase 3 clinical trials in mild infections of diabetic foot ulcers. If pursued, a restart of clinical trials in a yet-to-be-identified clinical indication would involve significant risk, resources and time to design and complete a clinical development program that may very well begin with Phase 1 clinical trials.

Plan of Operation

Our primary objective is to close the Proposed Merger with PLx Pharma in the second quarter of calendar 2017 and operate our business in the ordinary course until the closing is completed. We will rely on our strong management team and board of directors to execute our strategy.

Opportunities, Challenges and Risks

We are a late-stage pharmaceutical company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. We incurred net losses of $21.3 million and $18.7 million for the years ended December 31, 2016 and 2015, respectively.

Our business and ability to execute our business strategy are subject to a number of risks and challenges:

•	whether our Proposed Merger with PLx Pharma may be fully realized or takes longer to realize than expected; whether the businesses may be combined successfully or in a timely and cost-efficient manner; whether the transaction will close due to, among other things, the need to obtain shareholder approval; and whether the dilution to Dipexium stockholders in the Proposed Merger may be greater than expected;

•	whether our previous findings from clinical studies and assessments of Locilex® in mild infections of diabetic foot ulcers are predictive of potential future clinical trial results in other clinical indications should any be identified as promising;

•	our ability to protect our intellectual property;

•	risks and uncertainties associated with our research and development activities, including our clinical trials;

•	our dependence on Locilex® as our only product;

•	our ability to raise capital when needed;

•	the terms of future licensing arrangements, and whether we can enter into such arrangements at all;

•	risks associated with the timing and receipt of licensing and milestone revenues, if any;

•	our ability to maintain or protect the validity of our patents and other intellectual property, including in connection with pending or future litigation against us;

•	our ability to secure registration for our current and future patent applications;

•	our ability to extend our licensed composition of matter patent No. 5,912,231 under the Hatch-Waxman Act with the cooperation of Scripps;

•	our ability to continue as a going concern;

•	our expectations regarding minimizing our development risk;

•	our ability to establish new relationships and maintain current relationships; and

•	our ability to attract and retain key personnel.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Summary Table

The following table presents a summary of the changes in our results of operations for the year ended December 31, 2016 compared with the year ended December 31, 2015:

	Years Ended December 31,		Percentage
	2016	2015	Increase
	(in thousands)
Research and Development Expenses	$12,754	$11,286	13%
Selling, General and Administrative Expenses	$8,614	$7,479	15%
Total Operating Expenses	$21,368	$18,765	14%
Interest Income	$47	$22	114%
Net Loss	$21,321	$18,743	14%

Research and Development Expenses

Research and development expenses were $12.8 million for the year ended December 31, 2016, and $11.3 million for the year ended December 31, 2015, an increase of $1.5 million. The increase was due to increased clinical trial related expenses associated with the increased enrollment and clinical trial completion in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.6 million for the year ended December 31, 2016, and $7.5 million for the year ended December 31, 2015, an increase of $1.1 million. The increase was due primarily to a $0.8 million increase in merger related professional fees and a $0.3 million increase in employee severance related compensation expenses.

Net Loss

Net loss was $21.3 million for the year ended December 31, 2016, and $18.7 million for the year ended December 31, 2015, an increase of $2.6 million, primarily due to an increase in research and development expenses and an increase in selling, general and administrative expenses due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $62.4 million since inception. We have funded our operations primarily from equity issuances. On March 18, 2014, we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

On June 30, 2015, we completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in gross proceeds of $21.3 million and net proceeds of $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

Assuming the merger is completed during the first half of 2017, Dipexium expects its cash as of December 31, 2016 to meet its liquidity requirements through at least its anticipated close of the merger, including the closing condition under the Merger Agreement to have at least $12.0 million of “cash,” as defined in the Merger Agreement, available upon the closing of the merger.  If the merger is not completed, Dipexium will need to reevaluate its strategic alternatives, which may include continuing to operate its business as an independent, stand-alone company, a sale of the Company, liquidation of the Company or other strategic transaction.  Dipexium’s liquidity position will be dependent upon the strategic alternative selected; however, assuming Dipexium does not enter into another strategic transaction, Dipexium expects its cash as of December 31, 2016 will be sufficient to meet its liquidity requirements for at least the next 12 months. Additional financing would be required should Dipexium decide to commence a new clinical program for Locilex® in a new, yet-to-be-identified clinical indication. Cash needs to pursue a new clinical indication cannot reasonably be estimated until a promising new indication for Locilex® to target is identified, if ever.

As of December 31, 2016, we had working capital of approximately $14.9 million, consisting primarily of $16.7 million of cash and short-term investments, offset by $2.1 million of accounts payable and accrued expenses. The following tables sets forth selected cash flow information for the periods indicated:

	For the years ended December 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(15,583)	$(14,592)
Net cash provided by (used in) investing activities	27,023	(26,957)
Net cash provided by financing activities	—	19,744
Net increase (decrease) in cash	$11,440	$(21,805)

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.6 million for the year ended December 31, 2016. The net loss for this period was greater than the net cash used in operating activities by $5.7 million, which was primarily attributable to $4.4 million of stock-based compensation, a $1.6 million increase in accounts payable and accrued expenses and offset by a $0.2 million increase in prepaid expenses.

Net cash used in operating activities was $14.6 million for the year ended December 31, 2015. The net loss for this period was greater than the net cash used in operating activities by $4.1 million, which was primarily attributable to $3.8 million of share-based compensation offset by a $0.3 million increase in accounts payable and accrued expenses.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2016 was $27.0 million, which was attributable to the Company’s net investments and maturities of United States Treasury Bills.

Net cash used in investing activities for the year ended December 31, 2015 was $27.0 million, which was attributable to the Company’s net investments and maturities of United States Treasury Bills.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $19.7 million, which was attributable to the net proceeds from the Company’s June 2015 public offering.

Contractual Obligations

In January 2016, the Company entered into a lease for office space commencing in March 2016. The term of the lease is for five years and five months with total minimum lease payments of approximately $1.28 million.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), which requires that all deferred income tax assets and liabilities be presented as noncurrent in the balance sheet. The pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018 with early application permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update is effective for annual periods ending after December 15, 2016. The adoption of this standard did not have a material impact on our financial statements.

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

Subsequent Events

On January 6, 2017, in connection with the execution of the Merger Agreement, Dipexium loaned PLx Pharma $2.0 million (the “Bridge Loan”).

The Bridge Loan accrues interest on all outstanding principal at a rate of 8% per annum and has a maturity date that is the later of (a) October 15, 2017, or (b) the date that is two hundred seventy (270) days following the termination of the Merger Agreement, subject to acceleration in the event that (i) the Merger Agreement is terminated by Dipexium if PLx Pharma has breached any of its representations, warranties, covenants or agreements contained in the Merger Agreement such that the conditions to the closing of the merger would not be satisfied as of the time of such breach or inaccuracy, but if such breach or inaccuracy is curable, then the Merger Agreement will not terminate pursuant to this provision as a result of a particular breach or inaccuracy until the expiration of a 30-day period after delivery of written notice of such breach or inaccuracy if such breach has not been cured; and (ii) PLx Pharma thereafter consummates a financing of at least $10.0 million or conducts a reorganization, consolidation, or merger of PLx Pharma pursuant to which the holders of PLx Pharma’s securities prior to such transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction or the consummation of the sale, lease, transfer, conveyance or other disposition in one or a series of transactions, of all or substantially all of PLx Pharma’s assets, or PLx Pharma and its subsidiaries, taken as a whole, to any person or entity.

The Bridge Loan is secured by a first priority perfected security interest in and lien on all right, title and interest of PLx Pharma in and to substantially all of its assets.  Upon the occurrence of any of the following events that results in a termination of the Merger Agreement, any security interest created by the promissory note shall immediately cease to be effective:

•	if the closing shall not have occurred on or before April 30, 2017 (or such later date as agreed to by the parties to the Merger Agreement) (the “outside date”), except that the right to so terminate the Merger Agreement will not be available to Dipexium or PLx Pharma if its failure to fulfill any obligation under the Merger Agreement has been a principal cause of, or resulted in the failure of the closing to occur by such date; and provided, further, however, that, in the event that this joint proxy statement/prospectus is still being reviewed or commented on by the SEC after March 15, 2017, either party shall be entitled to extend the outside date by an additional sixty (60) days;

•	(i) if the Dipexium board of directors changes its recommendation to approve the issuance of shares of Dipexium common stock necessary to complete the merger, (ii) if Dipexium materially breaches its non-solicitation covenants in the Merger Agreement, or (iii) if Dipexium breaches any of its representations, warranties, covenants or other agreements contained in the Merger Agreement, which breach or failure would render the conditions precedent to PLx Pharma’s obligations under the Merger Agreement not to be satisfied and which breach is not cured within 30 days following written notice of such breach or by its nature or timing cannot be cured within that time; or

•	if Dipexium enters into an agreement providing for a “superior proposal”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2016 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from the information under the captions “MANAGEMENT OF DIPEXIUM BEFORE AND AFTER THE MERGER—Directors and Executive Officers of Dipexium Prior to the Merger,” “MANAGEMENT OF DIPEXIUM BEFORE AND AFTER THE MERGER— Compliance with Section 16(a) of the Exchange Act,” “MANAGEMENT OF DIPEXIUM BEFORE AND AFTER THE MERGER— Corporate Governance,” in the Proxy Statement for the annual meeting of shareholders for the fiscal year ended December 31, 2016 (the “Proxy Statement”).

Executive Officers of Dipexium Pharmaceuticals

The following table, as of December 31, 2016, sets forth the names of our executive officers along with their respective ages and positions:

Name	Age	Title
Robert J. DeLuccia	71	Executive Chairman and Director
David P. Luci, Esq.	50	President, Chief Executive Officer, Secretary and Director
Robert G. Shawah	50	Chief Accounting Officer and Treasurer

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

David P. Luci. Since March 2014, Mr. Luci has served as President, Chief Executive Officer, and Secretary of our company, is a member of the board of directors and is one of the two co-founders and managing partners of our company, which predecessor was formed in 2010. Prior to co-founding our company, from June 2006 to January 2010, Mr. Luci served as a member of the board of directors of Access Pharmaceuticals, where he also served as Chairman of the Audit Committee and Chairman of the Compensation Committee, as well as serving in a consulting capacity following the disposition of MacroChem to Access Pharmaceuticals. From December 2007 through February 2009, Mr. Luci served as a member of the board of directors and President of MacroChem. Prior to that, Mr. Luci served as Executive Vice President, Chief Financial Officer, General Counsel and Corporate Secretary of Bioenvision, Inc. (or Bioenvision), an international biopharmaceutical company focused upon the development, marketing and commercialization of oncology products and product candidates. Mr. Luci created and managed Bioenvision’s principal executive offices located in New York as well as its satellite office located in Tokyo, Japan. Mr. Luci was instrumental in creating Bioenvision’s international commercial enterprise; managed the worldwide development of Evoltra (clofarabine) as a member of the product’s Joint Steering Committee in conjunction with senior executives of Bioenvision’s partner, Genzyme Corporation; and orchestrated, structured and negotiated the sale of Bioenvision in 2007 to Genzyme Corporation for $345 million. Mr. Luci began his career with Ernst & Whinney LLP (now Ernst &Young LLP) in New York as a certified public accountant working in the Healthcare Practice Group. He later practiced corporate law at Paul Hastings LLP in New York, where his practice encompassed all aspects of public and private mergers and acquisitions, corporate finance, restructurings and private equity transactions, with a core focus in the healthcare industry. Mr. Luci graduated from Bucknell University with a degree as a Bachelor of Science in Business Administration with a concentration in Accounting and graduated from Albany Law School of Union University (Cum Laude: 1994) where he served as Managing Editor of the Journal of Science & Technology. Mr. Luci became a certified public accountant in the State of Pennsylvania in 1990 (inactive) and is a member of the New York State Bar Association.

Robert G. Shawah. Since March 2014 Mr. Shawah has served as our Chief Accounting Officer and Treasurer. From 2005 to 2013, Mr. Shawah served as a Vice President of Baldwin Pearson & Co., Inc. focusing on structuring transactions in the commercial and industrial real estate market in Fairfield County, Connecticut, as well as financial reporting responsibility. From 1997 to 2005, he served Sales and Financial Engineer for CC1 Inc., a private New Hampshire firm that designed and manufactured camera-based technical equipment for the printing industry. Prior to 1997, Mr. Shawah held financial management positions at Victorinox/Swiss Army Brands and Grace Cocoa, a division of W.R. Grace. His responsibilities at these firms included accounting, financial reporting, and foreign currency transactions. Mr. Shawah is a certified public accountant in the Commonwealth of Pennsylvania (inactive) and spent the first five years of his career in the audit division of Arthur Andersen LLP. Mr. Shawah received his Bachelor’s Degree in Business Administration from Bucknell University.

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

The information required on executive compensation is incorporated by reference from the discussion under the heading “DIPEXIUM EXECUTIVE COMPENSATION,” of the Company’s Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2016.

The required information on director compensation is incorporated by reference from the discussion under the heading “DIPEXIUM EXECUTIVE COMPENSATION,” of the Company’s Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the information under the headings “PRINCIPAL STOCKHOLDERS OF DIPEXIUM” and “MARKET PRICE INFORMATION—Securities Authorized for Issuance under Equity Compensation Plans” of the Company’s Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The required information on transactions with related persons and director independence is incorporated by reference from the discussion under the headings “RELATED PARTY TRANSACTIOS OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMBINED ORGANIZATION” and “MANAGEMENT OF DIPEXIUM BEFORE AND AFTER THE MERGER—Director Independence,” of the Company’s Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required for this item is incorporated by reference from the discussion under the heading “MATTERS BEING SUBMITTED TO A VOTE OF DIPEXIUM STOCKHOLDERS—Dipexium Proposal No. 6: Ratification of Dipexium’s Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 2016.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES, EXHIBITS.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement, dated April 8, 2010, by and between the registrant and Genaera Liquidating Trust (incorporated by reference to Exhibit 2.1 to Form S-1 filed on February 6, 2014).
2.2	Form of Certificate of Conversion pursuant to which the registrant will be reorganized into a corporation. (incorporated by reference to Exhibit 2.2 to Form S-1 filed on February 6, 2014).
2.3	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, among PLx Phama Inc., Dipexium Pharmaceuticals, Inc. and Dipexium Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 22, 2016).
3.1	Certificate of Formation of Dipexium Pharmaceuticals, LLC. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on March 18, 2014).
3.2	Amended and Restated Certificate of Incorporation of Dipexium Pharmaceuticals, Inc.
3.3	Amended and Restated Bylaws of Dipexium Pharmaceuticals, Inc.
10.1	2013 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to Form S-1 filed on February 6, 2014).
10.2	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Form S-1 filed on February 6, 2014).
10.3	Amended and Restated Employment Agreement, dated February 3, 2014, between Dipexium Pharmaceuticals, Inc. and David P. Luci (incorporated by reference to Exhibit 10.3 to Form S-1 filed on February 6, 2014).
10.4	Amended and Restated Employment Agreement, dated February 3, 2014, between Dipexium Pharmaceuticals, Inc. and Robert J. DeLuccia (incorporated by reference to Exhibit 10.4 to Form S-1 filed on February 6, 2014).
10.5	Employment Agreement, dated February 3, 2014, between Dipexium Pharmaceuticals, Inc. and David Garrett (incorporated by reference to Exhibit 10.5 to Form S-1 filed on February 6, 2014).
10.6	Employment Agreement, dated February 3, 2014, between Dipexium Pharmaceuticals, Inc. and Robert G. Shawah (incorporated by reference to Exhibit 10.6 to Form S-1 filed on February 6, 2014).
10.7	Form of Securities Purchase Agreement, dated July 23, 2010, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.7 to Form S-1 filed on February 6, 2014).
10.8	Form of Securities Purchase Agreement, dated March 11, 2011, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.8 to Form S-1 filed on February 6, 2014).
10.9	Form of Securities Purchase Agreement, dated October 14, 2011, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.9 to Form S-1 filed on February 6, 2014).
10.10	Form of Securities Purchase Agreement, dated March 30, 2012, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.10 to Form S-1 filed on February 6, 2014).
10.11	Form of Securities Purchase Agreement, dated November 21, 2012, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.11 to Form S-1 filed on February 6, 2014).
10.12	Form of Securities Purchase Agreement, dated February 13, 2013, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.12 to Form S-1 filed on February 6, 2014).
10.13	Form of Securities Purchase Agreement, dated July 12, 2013, by and between the registrant and each of the named purchasers (incorporated by reference to Exhibit 10.13 to Form S-1 filed on February 6, 2014).
10.14	Form of Warrant, dated July 23, 2010, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.14 to Form S-1 filed on February 6, 2014).
10.15	Form of Warrant, dated March 11, 2011, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.15 to Form S-1 filed on February 6, 2014).
10.16	Form of Warrant, dated October 14, 2011, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.16 to Form S-1 filed on February 6, 2014).
10.17	Form of Warrant, dated March 30, 2012, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.17 to Form S-1 filed on February 6, 2014).
10.18	Form of Warrant, dated November 21, 2012, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.18 to Form S-1 filed on February 6, 2014).
10.19	Form of Warrant, dated February 13, 2013, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.19 to Form S-1 filed on February 6, 2014).
10.20	Form of Warrant, dated July 12, 2013, issued by the registrant to certain purchasers (incorporated by reference to Exhibit 10.20 to Form S-1 filed on February 6, 2014).
10.21	Form of Investor Rights Agreement, dated July 23, 2010, between the registrant and certain purchasers (incorporated by reference to Exhibit 10.21 to Form S-1 filed on February 6, 2014).
10.22	Form of Investor Rights Agreement Joinder, between the registrant and certain purchasers (incorporated by reference to Exhibit 10.22 to Form S-1 filed on February 6, 2014).
10.23	Master Services Agreement, dated August 23, 2010, between the registrant and RRD International, LLC (incorporated by reference to Exhibit 10.23 to Form S-1 filed on February 6, 2014).

Exhibit Number	Description of Document
10.24	Bill of Sale and Assignment Agreement, dated March 21, 2011, between the registrant and Genaera Liquidating Trust (incorporated by reference to Exhibit 10.24 to Form S-1 filed on February 6, 2014).
10.25	Research and Development Agreement, dated December 8, 2011, between the registrant and DPT Laboratories, Inc. (incorporated by reference to Exhibit 10.25 to Form S-1 filed on February 6, 2014).
10.26	Laboratory Services Agreement, dated May 22, 2012, between the registrant and Covance Laboratories Inc. (incorporated by reference to Exhibit 10.26 to Form S-1 filed on February 6, 2014).
10.27	Master Services Agreement, dated September 3, 2013, between the registrant and PolyPeptide Laboratories, Inc. (incorporated by reference to Exhibit 10.27 to Form S-1 filed on February 6, 2014).
10.28	Quality Agreement, dated September 3, 2013, between registrant and PolyPeptide Laboratories, Inc. (incorporated by reference to Exhibit 10.28 to Form S-1 filed on February 6, 2014).
10.29	Master Agreement for the Provision of Pharmaceutical Support Services, dated October 9, 2013, between registrant and Almac Group Limited (incorporated by reference to Exhibit 10.29 to Form S-1 filed on February 6, 2014).
10.30	Master Services Agreement, dated October 25, 2013, between the registrant and Research Pharmaceutical Sciences, Inc. (incorporated by reference to Exhibit 10.30 to Form S-1 filed on February 6, 2014).
10.31	License Agreement, dated October 20, 1988, by and between Scripps Research and Clinic Foundation and Multiple Peptide Systems (incorporated by reference to Exhibit 10.31 to Form S-1 filed on February 6, 2014).
10.32	Second Amendment to License Agreement, dated September 24, 1996, by and between Scripps Research and Clinic Foundation and Multiple Peptide Systems (incorporated by reference to Exhibit 10.32 to Form S-1 filed on February 6, 2014).
10.33	Agreement, dated November 4, 1988, by and between Multiple Peptide Systems and Magainin Sciences Inc. (incorporated by reference to Exhibit 10.33 to Form S-1 filed on February 6, 2014).
10.34	Second Amendment to Agreement, dated September 24, 1996, by and between Multiple Peptide Systems and Magainin Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.34 to Form S-1 filed on February 6, 2014).
10.35	Product Development Agreement, dated January 1, 2014, between the registrant and RRD International, LLC (incorporated by reference to Exhibit 10.35 to Form S-1 filed on February 6, 2014).
10.36	Sublease, effective May 5, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2014).
10.37	Product Development Agreement, dated May 22, 2014 by and between RRD International, LLC and Dipexium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 29, 2014).
10.38	Consulting Agreement, dated June 4, 2014 by and between Drug Development Advisors and Dipexium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 9, 2014).
10.39	Amendment No. 1 to the 2013 Equity Incentive Plan, dated March 24, 2015 (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 22, 2015).
10.40	Severance and Release Agreement, dated December 13, 2016 and effective as of November 30, 2016, by and between Dipexium Pharmaceuticals, Inc. and David Garrett (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 14, 2016).
10.41	Form of Dipexium Voting Agreement, dated as of December 22, 2016, by and among Dipexium Pharmaceuticals, Inc., PLx Pharma Inc. and the holder named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 22, 2016).
10.42	Form of PLx Voting Agreement, dated as of December 22, 2016, by and among Dipexium Pharmaceuticals, Inc., PLx Pharma Inc. and the holder named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 22, 2016).
10.43	Form of Dipexium Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 22, 2016).
10.44	Form of PLx Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 22, 2016).
14.1	Code of Ethics (incorporated by reference to Exhibit 24.1 to Form 10-K filed on March 23, 2015).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 23, 2015).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: January 20, 2017	DIPEXIUM PHARMACEUTICALS, INC.

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer (Authorized Officer and Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting Officer and Treasurer (Authorized Officer and Principal Financial And Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Robert J. DeLuccia	Executive Chairman and Director
Robert J. DeLuccia		January 20, 2017

/s/ David P. Luci	President, Chief Executive Officer, Director
David P. Luci, Esq.	(Principal Executive Officer)	January 20, 2017

/s/ Robert G. Shawah	Chief Accounting Officer and Treasurer
Robert G. Shawah	(Principal Financial and Accounting Officer)	January 20, 2017

/s/ Jack H. Dean	Director
Dr. Jack H. Dean		January 20, 2017

/s/ Michael Duffy	Director
Michael Duffy, Esq.		January 20, 2017

/s/ Thomas Harrison	Director
Thomas Harrison		January 20, 2017

/s/ William J. McSherry	Director
William J. McSherry, Jr., Esq.		January 20, 2017

/s/ Barry Kagan	Director
Barry Kagan		January 20, 2017

DIPEXIUM PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

Dipexium Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Dipexium Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. Dipexium Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dipexium Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

January 19, 2017

DIPEXIUM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS

CURRENT ASSETS
Cash	$16,675,228	$5,234,953
Short-term Investments	-	26,977,362
Prepaid Expenses	359,015	146,145
TOTAL CURRENT ASSETS	17,034,243	32,358,460

OTHER ASSETS
Security Deposit	56,630	49,385
TOTAL OTHER ASSETS	56,630	49,385

TOTAL ASSETS	$17,090,873	$32,407,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,121,893	$1,606,307
TOTAL LIABILITIES	2,121,893	1,606,307

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock: $.001 par value, 30,000,000 shares authorized, 11,115,747 and 10,301,114 shares issued and outstanding at December 31, 2016 and 2015, respectively	11,116	10,301
Additional paid-in capital	77,340,448	71,852,692
Accumulated deficit	(62,382,584)	(41,061,455)
TOTAL SHAREHOLDERS’ EQUITY	14,968,980	30,801,538

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,090,873	$32,407,845

The accompanying notes are an integral part of these consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

	2016	2015
REVENUES	$-	$-

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	12,753,917	11,286,236
Selling, General and Administrative Expenses	8,613,981	7,478,527

TOTAL OPERATING EXPENSES	21,367,898	18,764,763

LOSS FROM OPERATIONS	(21,367,898)	(18,764,763)

Interest Income	46,769	22,057

NET LOSS	$(21,321,129)	$(18,742,706)

LOSS PER SHARE
Basic and diluted net loss per common share	$(2.06)	$(1.99)

Weighted average common shares outstanding basic and diluted	10,365,840	9,432,705

The accompanying notes are an integral part of these consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2015	8,538,329	$8,538	$48,259,451	$(22,318,749)	$25,949,240

Issuance of Common Stock, Net of Issuance Costs	1,702,000	1,702	19,742,183		19,743,885

Share-Based payments to vendors	43,953	44	575,167		575,211

Share-Based Compensation	14,000	14	3,275,894		3,275,908

Cashless Exercise of Warrants	2,832	3	(3)

Net Loss				(18,742,706)	(18,742,706)

Balance at December 31, 2015	10,301,114	10,301	71,852,692	(41,061,455)	30,801,538

Share-Based payments to vendors	82,964	83	739,685		739,768

Shares issued to vendors to settle final invoices	714,625	715	1,116,805		1,117,520

Share-Based compensation	14,000	14	3,631,269		3,631,283

Cashless Exercise of Warrants	3,044	3	(3)		-

Net Loss				(21,321,129)	(21,321,129)

Balance at December 31, 2016	11,115,747	$11,116	$77,340,448	$(62,382,584)	$14,968,980

The accompanying notes are an integral part of these consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

	2016	2015
Operating Activities:
Net Loss	$(21,321,129)	$(18,742,706)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	3,631,283	3,275,908
Share-Based Payments to Vendors	739,768	575,211
Amortization of short-term investment interest income	(46,043)	(20,621)

(Increase) / Decrease In:
Prepaid Expenses	(212,870)	(26,017)
Security Deposits	(7,245)	-
Accounts Payable and Accrued Expenses	1,633,075	345,708

Net Cash Used In Operating Activities	(15,583,161)	(14,592,517)

Investing Activities:
Proceeds of Short-term Investments	40,000,000	4,000,000
Purchase of Short-term Investments	(12,976,564)	(30,956,740)

Net Cash Provided by (Used In) Investing Activities	27,023,436	(26,956,740)

Financing Activities:
Proceeds from issuance of Common Stock, net of issuance costs	-	19,743,885

Net Cash Provided By Financing Activities	-	19,743,885

Net Increase (Decrease) In Cash	11,440,275	(21,805,372)

Cash at Beginning of Year	5,234,953	27,040,325

Cash at End of Year	$16,675,228	$5,234,953

Supplemental Disclosure of Non-Cash Operating Activities:
Shares issued to Vendors to settle final invoices	$1,117,520	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS and SIGNIFICANT ACCOUNTING POLICIES

Business

Dipexium Pharmaceuticals, Inc. (the “Company” or “Dipexium”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a late stage pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%). The Company was formed on January 14, 2010. On October 25, 2016, the Company announced that its lead and sole product candidate, Locilex®, failed to meet the primary clinical endpoint or secondary endpoints in its OneStep-1 and OneStep-2 Phase 3 clinical trials. Dipexium’s scientific team has evaluated the data from the OneStep clinical trials but has found no clear signal that Locilex® would be a strong product candidate for other possible clinical indications. Accordingly, Dipexium has explored strategic alternatives with its professional advisors and entered into a Merger Agreement with PLx Pharma Inc. (“PLx”) on December 22, 2016 (“proposed merger”), pursuant to which PLx is expected to take control over Dipexium and Dipexium’s stockholders are expected to maintain approximately 23.25% of the combined ownership upon completion of the merger, subject to certain adjustments set forth in the Merger Agreement. The merger is expected to close in the second quarter of 2017. The Company or PLx may be required to pay a termination fee of $700,000 or $500,000, respectively, if the proposed merger is terminated under certain circumstances.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. In March 2014, the Company completed an initial public offering (“IPO”) of common stock with proceeds, net of issuance costs, of approximately $34.5 million. In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million. As of December 31, 2016, the Company had cash and short-term investments totaling approximately $16.7 million. Assuming the merger is completed during the first half of 2017, Dipexium expects its cash as of December 31, 2016 to meet its liquidity requirements through at least its anticipated close of the merger, including the closing condition under the Merger Agreement to have at least $12.0 million of “cash,” as defined in the Merger Agreement, available upon the closing of the merger.  If the merger is not completed, Dipexium will need to reevaluate its strategic alternatives, which may include continuing to operate its business as an independent, stand-alone company, a sale of the Company, liquidation of the Company or other strategic transaction.  Dipexium’s liquidity position will be dependent upon the strategic alternative selected; however, assuming Dipexium does not enter into another strategic transaction, Dipexium expects its cash as of December 31, 2016 will be sufficient to meet its liquidity requirements for at least the next 12 months. Additional financing would be required should Dipexium decide to commence a new clinical program for Locilex® in a new, yet-to-be-identified clinical indication. Cash needs to pursue a new clinical indication cannot even be estimated until a promising new indication for Locilex® to target is identified, if ever.

Under the proposed merger, the combined company will initially be focused on completion of manufacturing scale-up and label finalization for the previously conditionally approved AspertecTM 325 mg. aspirin dosage form thereby satisfying the open conditional items, and filing of a supplemental new drug application (sNDA) for Aspertec 81 mg. maintenance dose form.  Aspertec is being developed to provide high-risk cardiovascular and neurology patients with more reliable and predictable antiplatelet efficacy as compared to enteric coated aspirin while also reducing the adverse gastric events common in an acute setting.

PLx stockholders will receive newly issued shares of common stock of Dipexium in connection with the Proposed Merger contemplated by the Merger Agreement.  Upon the closing of the Proposed Merger, existing PLx stockholders are expected to own 76.75% of Dipexium common shares outstanding and existing Dipexium stockholders are expected to own 23.25% of Dipexium common shares outstanding, subject to certain adjustments set forth in the Merger Agreement.

The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, development of sales and marketing infrastructure and compliance with the Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of the parent, Dipexium Pharmaceuticals, Inc., and Dipexium Pharmaceuticals Ireland, Limited, a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Short-Term Investments

The Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash. Instruments with maturities greater than three months, but less than twelve months are included in short-term investments. The Company purchases United States Treasury bills with maturities ranging from six to twelve months which are classified as being held to maturity and are carried at amortized cost. Securities classified as held to maturity securities are those securities that management has the intent and ability to hold to maturity.

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Company (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum limit of the FDIC.

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, Accounting for Research and Development Costs, the Company expenses research and development costs when incurred. At times, the Company may make cash advances for research and development services. These amounts are capitalized and expensed in the period the service is provided. The Company incurred research and development expenses in the amounts of $12,753,917 and $11,286,236 for the years ended December 31, 2016 and 2015, repsectively.

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

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars (“USD”), the reporting currency of the Company. The functional currency for the Company’s subsidiary located in Ireland is the USD. Transactions denominated in Euro were translated to USD at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2016 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and shareholders’ equity are translated at the appropriate historical rates.

The Company has intercompany loans between the parent company, Dipexium Pharmaceuticals, Inc., based in New York, NY, and its wholly owned subsidiary, Dipexium Pharmaceuticals Ireland, Limited, based in Ireland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the years ended December 31, 2016 and 2015, respectively, for both financial statement and tax purposes. Therefore, no Federal or state income tax expense has been recorded in the consolidated financial statements.

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it is more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded at December 31, 2016 and 2015.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact this ASU will have on the financial statements and related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), which requires that all deferred income tax assets and liabilities be presented as noncurrent in the balance sheet. The pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018 with early application permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update is effective for annual periods ending after December 15, 2016. The adoption of this standard did not have a material impact on our financial statements.

NOTE 2 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company’s financial instruments, including cash and accounts payable, is shown at cost, which approximates fair value. Short-term investments with maturities ranging from six to twelve months are classified as being held to maturity and are carried at amortized cost. The cost, gross unrealized gains, and the fair value of related securities at December 31, 2016 and 2015 were as follows:

	Total (maturities within 12 months)
	Cost	Unrealized Gain	Fair Value
Held to Maturity:
Debt Securities:
U.S. Government sponsored bonds at December 31, 2016	$-	$-	$-

U.S. Government sponsored bonds at December 31, 2015	$26,958,214	$4,646	$26,962,860

The Company had total amortized interest income for the years ended December 31, 2016 and 2015 of $46,043 and $20,621, respectively. The carrying value of short term investments was $26,977,362 as of December 31, 2015, and is equal to the cost of the securities plus the accumulated amortized interest income of $19,148 on the remaining bonds held at December 31, 2015.

NOTE 3 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Accrued compensation expense	$579,207	$663,404
Accrued research and development	460,219	859,053
Accrued professional fees	1,040,184	55,787
Other accounts payable and accrued expenses	42,283	28,063
Totals	$2,121,893	$1,606,307

NOTE 4 — SHARE-BASED COMPENSATION and STOCK OPTIONS

Prior to the Company’s IPO, the Company granted awards of restricted Class A Membership Interests to board members in exchange for services. These membership interests awards, which were converted to restricted common shares (7:1 ratio) at the time of the corporate conversion in March 2014, were originally scheduled to vest over a period of either three or four years with the first year beginning on the date the member joined the board. In each case, the restricted common shares involved accelerated vesting upon a change of control or other business combination. The fair value of the membership interests, at the time they were granted, was equal to the per-membership interest value of the most recent private placement ($50 per membership interest on a pre-conversion basis). Total compensation expense in the amount of $100,000 has been recognized as director fees for each of the years ended December 31, 2016 and 2015.

The following table summarizes the restricted common stock at December 31, 2016:

Restricted Common Stock
Nonvested at January 1, 2015	42,000
Granted	—
Forfeited	—
Vested	(14,000)
Nonvested at December 31, 2015	28,000

Granted	—
Forfeited	—
Vested	(14,000)
Nonvested at December 31, 2016	14,000

As of December 31, 2016, there was $20,833 of total unrecognized compensation expense related to these awards. That expense is expected to be recognized over a weighted average period of 0.25 years.

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

In the fourth quarter of 2016, two Company employees were terminated. In accordance with their employment agreements, their options became fully vested as of the date of their termination. As such, the Company expensed $144,920, the entire balance of the remaining unrecognized compensation for the unvested options. The Company also modified the compensation agreement of a director of Dipexium Pharmaceuticals Ireland, Ltd. In lieu of any additional directors fees, the Company agreed to fully vest the directors outstanding options resulting in an expense of $274,139.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions for options issued during the respective periods:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Expected term	5.67 years	5.65 years
Volatility	63.4	62.1%
Dividend yield	0%	0%
Risk free interest rate	1.53%	1.58%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures. The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at January 1, 2015	861,287	$13.90
Granted	251,000	$11.35
Forfeited	—
Outstanding and expected to vest at December 31, 2015	1,112,287	$13.32

Granted	332,726	$10.35
Forfeited	—
Outstanding and expected to vest at December 31, 2016	1,445,013	$12.64

Compensation expense relating to options for the years ended December 31, 2016 and 2015 was $3,538,914 and $3,175,908, respectively. The total compensation expense not yet recognized as of December 31, 2016 was $565,470. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of December 31, 2016 was approximately 0.6 years. The weighted average grant date fair value of options granted during the year were $5.02 and $7.61 as of December 31, 2016 and 2015, respectively. The intrinsic value of the stock options was $0 as of both December 31, 2016 and 2015, with a remaining weighted average contractual life of 5.24 years. Total options excercisable at December 31, 2016 were 1,315,229.

NOTE 5 — SHARE-BASED PAYMENTS TO VENDORS

In the ordinary course of business, the Company may issue restricted stock for services rendered by a vendor. The vesting of restricted stock and the associated expense for the services rendered are recorded over the term of the related contract. Research and development expenses resulting from vendor equity issuances for the years ended December 31, 2016 and 2015 were $739,768 and $575,211, respectively. In December 2016, the Company issued 714,625 restricted shares to two vendors to settle outstanding balances of $1,117,520.

NOTE 6 — LEASE OF OFFICE SPACE

In January 2016, the Company entered into a lease for office space commencing in March 2016. The term of the lease is for five years and five months with total minimum lease payments of approximately $1.28 million. The future minimum lease payments under this lease are as follows:

Year ending December 31:

2017	$231,534
2018	238,004
2019	244,658
2020	251,522
2021	150,347
Total	$1,116,065

NOTE 7 — INCOME TAXES

The Company has $28.2 million of net operating loss carryforwards and $1.8 million of research tax credit carryforwards as of December 31, 2016. The net operating loss carryforwards and research tax credit carryforwards begin to expire in 2034 and will be utilized for tax purposes at such time the Company generates taxable income. The utilization of these net operating loss carryforwards may also be limited to the extent the Company has certain ownership changes.

The components of the net deferred income tax asset at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$12,577,138	$11,353,162
Share-based compensation	3,578,769	2,023,572
Research and development credit carryforwards	1,808,123	1,205,464
Gross deferred tax assets	17,964,030	14,582,198
Less valuation allowance	(17,964,030)	(14,582,198)
Net deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 31, 2016 because the Company has determined that it is more-likely-than-not that these assets will not be fully realized.

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

Utilization of the Company’s net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to an “ownership change” that may have occurred, or that could occur in the future, as defined and required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards, and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization.

In general, an “ownership change” results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. The Company has not performed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation, and will complete such study before the use of any of the aforementioned attributes.

The Company did not have unrecognized tax benefits as of December 31, 2016, and does not expect this to change significantly over the next twelve months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2016, the Company has not accrued interest or penalties related to any uncertain tax positions.

A reconciliation of income tax expense (benefit) at the statutory Federal income tax rate and income taxes as reflected in the financial statements for each of the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Federal income tax expense at statutory rate	(34.0)%	(34.0)%
Permanent differences	15.3	0.1
Change in valuation allowance	15.8	33.9
Other	2.9	—
Effective income tax rate	—%	—%

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

NOTE 8 — LEGAL MATTERS

The Company and its two original executives were three of some 30 defendants in a lawsuit filed by a former stockholder of Genaera Corporation, which was the predecessor of the Genaera Liquidating Trust, the party from which the Company purchased the worldwide rights to pexiganan, the active pharmaceutical ingredient of Locilex®, on April 8, 2010. The complaint was filed on June 8, 2012 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 12-3265) by Alan W. Schmidt, individually and on behalf of former Genaera Corporation shareholders. Among others, the suit was filed against the Company, as well as John A. Skolas and Argyce, LLC, who were responsible for the administration of the Trust and who sold pexiganan to the Company via a public auction. The defendants listed in the complaint included several individuals and companies formerly associated with Genaera Corporation, the Trust and/or Argyce, LLC. Also included in the defendant group were several other pharmaceutical companies that were involved in acquiring the former drug-related assets of Genaera Corporation.

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives. In December 2015, plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and the Company anticipates a decision on whether to grant plaintiff’s appeal by the Third Circuit Appellate Court in the first quarter of 2017. The Company will continue to vigorously defend against plaintiff’s claims on the factual record, which it believes will prove that neither the Company nor its executives is liable to the plaintiff in any regard.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company engaged the consulting services of Drug Development Advisors (“DDA”) pursuant to which DDA performed detailed analysis on a number of the Company’s preclinical studies in connection with the NDA process. DDA is owned and operated by a member of the Company’s board of directors. The Company incurred expenses for services provided by DDA in the amounts of $20,541 and $24,550 for the years ended December 31, 2016 and 2015, respectively, all of which were recorded in research and development expenses.

NOTE 10 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the years ended December 31, 2016 and 2015 were determined by dividing net loss by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include 1,445,013 stock options, 14,000 unvested common shares, and 10,500 warrants (exercisable at $8.57 per share), have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 11 — SUBSEQUENT EVENT

On January 6, 2017, in connection with the execution of the Merger Agreement, Dipexium loaned PLx $2.0 million (the “Bridge Loan”).

The Bridge Loan accrues interest on all outstanding principal at a rate of 8% per annum and has a maturity date that is the later of (a) October 15, 2017, or (b) the date that is two hundred seventy (270) days following the termination of the Merger Agreement, subject to acceleration in the event that (i) the Merger Agreement is terminated by Dipexium if PLx has breached any of its representations, warranties, covenants or agreements contained in the Merger Agreement such that the conditions to the closing of the Proposed Merger would not be satisfied as of the time of such breach or inaccuracy, but if such breach or inaccuracy is curable, then the Merger Agreement will not terminate pursuant to this provision as a result of a particular breach or inaccuracy until the expiration of a 30-day period after delivery of written notice of such breach or inaccuracy if such breach has not been cured; and (ii) PLx thereafter consummates a financing of at least $10.0 million or conducts a reorganization, consolidation, or merger of PLx pursuant to which the holders of PLx’s securities prior to such transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction or the consummation of the sale, lease, transfer, conveyance or other disposition in one or a series of transactions, of all or substantially all of PLx’s assets, or PLx and its subsidiaries, taken as a whole, to any person or entity.

The Bridge Loan is secured by a first priority perfected security interest in and lien on all right, title and interest of PLx in and to substantially all of its assets.  Upon the occurrence of any of the following events that results in a termination of the Merger Agreement, any security interest created by the promissory note shall immediately cease to be effective:

•	if the closing shall not have occurred on or before April 30, 2017 (or such later date as agreed to by the parties to the Merger Agreement) (the “outside date”), except that the right to so terminate the Merger Agreement will not be available to Dipexium or PLx if its failure to fulfill any obligation under the Merger Agreement has been a principal cause of, or resulted in the failure of the closing to occur by such date; and provided, further, however, that, in the event that this joint proxy statement/prospectus is still being reviewed or commented on by the SEC after March 15, 2017, either party shall be entitled to extend the outside date by an additional sixty (60) days;

•	(i) if the Dipexium board of directors changes its recommendation to approve the issuance of shares of Dipexium common stock necessary to complete the Proposed Merger, (ii) if Dipexium materially breaches its non-solicitation covenants in the Merger Agreement, or (iii) if Dipexium breaches any of its representations, warranties, covenants or other agreements contained in the Merger Agreement, which breach or failure would render the conditions precedent to PLx’s obligations under the Merger Agreement not to be satisfied and which breach is not cured within 30 days following written notice of such breach or by its nature or timing cannot be cured within that time; or

•	if Dipexium enters into an agreement providing for a “superior proposal”.

