Form 10-Q
period 2017-03-31
Dipexium Pharmaceuticals, Inc.
filed 2017-04-17
CIK 1497504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 17, 2017: 11,230,511

Dipexium Pharmaceuticals, Inc.

FORM 10-Q

For period ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, the changes in shareholders’ equity for the three months ended March 31, 2017, and cash flows for the three months ended March 31, 2017 and 2016, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2016 on Form 10-K, filed with the United States Securities and Exchange Commission on January 20, 2017.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

DIPEXIUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$12,414,004	$16,675,228
Interest Receivable	36,822
Prepaid Expenses	83,018	359,015
TOTAL CURRENT ASSETS	12,533,844	17,034,243

OTHER ASSETS
Note Receivable from advance to PLx Pharma, Inc.	2,000,000	-
Security Deposit	56,630	56,630
TOTAL OTHER ASSETS	2,056,630	56,630

TOTAL ASSETS	$14,590,474	$17,090,873

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$462,136	$2,121,893
TOTAL LIABILITIES	462,136	2,121,893

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock: $.001 par value, 30,000,000 shares authorized, 11,129,747 and 11,115,747 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11,130	11,116
Additional paid-in capital	78,029,657	77,340,448
Accumulated deficit	(63,912,449)	(62,382,584)
TOTAL SHAREHOLDERS' EQUITY	14,128,338	14,968,980

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,590,474	$17,090,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES	$-	$-

EXPENSES

OPERATING EXPENSES
Research and Development Expenses	14,688	3,583,667
Selling, General and Administrative Expenses	1,552,329	2,247,207

TOTAL OPERATING EXPENSES	1,567,017	5,830,874

LOSS FROM OPERATIONS	(1,567,017)	(5,830,874)

Interest Income	37,152	14,242

NET LOSS	$(1,529,865)	$(5,816,632)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.14)	$(0.56)

Weighted average common shares outstanding basic and diluted	11,123,991	10,315,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock			Accumulated	Total
	Shares	Amount	Additional Paid-In Capital	Deficit	Shareholders' Equity
Balance at December 31, 2016	11,115,747	$11,116	$77,340,448	$(62,382,584)	$14,968,980

Share-Based Compensation	14,000	14	689,209	-	689,223

Net Loss	-	-	-	(1,529,865)	(1,529,865)

Balance at March 31, 2017 (unaudited)	11,129,747	$11,130	$78,029,657	$(63,912,449)	$14,128,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net Loss	$(1,529,865)	$(5,816,632)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	689,223	1,353,093
Share-Based Payments to Vendors	-	145,020
Amortization of short-term investment interest income	-	(14,135)

Change In:
Prepaid Expenses	275,997	38,175
Interest Receivable	(36,822)	-
Security Deposit	-	(43,532)
Accounts Payable and Accrued Expenses	(1,659,757)	(737,160)

Net Cash Used In Operating Activities	(2,261,224)	(5,075,171)

Investing Activities:
Note Receivable from advance to PLx Pharma, Inc.	(2,000,000)	-
Proceeds from Short-term Investments	-	8,000,000
Purchase of Short-term Investments	-	(3,990,107)

Net Cash Provided By (Used In) Investing Activities	(2,000,000)	4,009,893

Net Decrease In Cash and Cash Equivalents	(4,261,224)	(1,065,278)

Cash and Cash Equivalents at Beginning of Period	16,675,228	5,234,953

Cash and Cash Equivalents at End of Period	$12,414,004	$4,169,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIPEXIUM PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS and SIGNIFICANT ACCOUNTING POLICIES

Business

Dipexium Pharmaceuticals, Inc. (the “Company” or “Dipexium”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%). The Company was formed on January 14, 2010. On October 25, 2016, the Company announced that its lead and sole product candidate, Locilex®, failed to meet the primary clinical endpoint or secondary endpoints in its OneStep-1 and OneStep-2 Phase 3 clinical trials. Dipexium’s scientific team has evaluated the data from the OneStep clinical trials but has found no clear signal that Locilex® would be a strong product candidate for other possible clinical indications. Accordingly, Dipexium has explored strategic alternatives with its professional advisors and entered into a Merger Agreement with PLx Pharma Inc. (“PLx”) on December 22, 2016 (the “Proposed Merger”), pursuant to which PLx is expected to take control over Dipexium and Dipexium’s stockholders are expected to maintain approximately 23.25% of the combined ownership upon completion of the merger, subject to certain adjustments set forth in the Merger Agreement. The merger is expected to close in the second quarter of 2017. The Company or PLx may be required to pay a termination fee of $700,000 or $500,000, respectively, if the proposed merger is terminated under certain circumstances.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. In March 2014, the Company completed an initial public offering (“IPO”) of common stock with proceeds, net of issuance costs, of approximately $34.5 million. In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million. As of March 31, 2017, the Company had cash totaling approximately $12.4 million. Assuming the merger is completed during the first half of 2017, Dipexium expects its cash as of March 31, 2017 to meet its liquidity requirements through at least its anticipated close of the merger, including the closing condition under the Merger Agreement to have at least $12.0 million of “cash,” as defined in the Merger Agreement, available upon the closing of the merger.  If the merger is not completed, Dipexium will need to reevaluate its strategic alternatives, which may include continuing to operate its business as an independent, stand-alone company, a sale of the Company, liquidation of the Company or other strategic transaction.  Dipexium’s liquidity position will be dependent upon the strategic alternative selected; however, assuming Dipexium does not enter into another strategic transaction, Dipexium expects its cash as of March 31, 2017 will be sufficient to meet its liquidity requirements through at least April 30, 2018. Additional financing would be required should Dipexium decide to commence a new clinical program for Locilex® in a new clinical indication. Cash needs to pursue a new clinical indication cannot even be estimated until a promising new indication for Locilex® to target is identified, if ever.

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

Unaudited Condensed Consolidated Interim Financial Data

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report for the year ended December 31, 2016, and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, the changes in shareholders’ equity for the three months ended March 31, 2017, and cash flows for the three months ended March 31, 2017 and 2016. The December 31, 2016 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures required by GAAP for complete financial statements.

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

Cash, Cash Equivalents, and Note Receivable

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Company (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum limit of the FDIC.

The Company has a note receivable from an advance to PLx. Accrued interest on the note is included as a part of interest income and as interest receivable.

Research and Development

In accordance with Accounting Standards Codification (“ASC”) 730, Accounting for Research and Development Costs, the Company expenses research and development costs when incurred. At times, the Company may make cash advances for research and development services. These amounts are capitalized and expensed in the period the service is provided. The Company incurred net research and development expenses in the amounts of $14,688 and $3,583,667 for the three months ended March 31, 2017 and 2016, respectively.

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

Foreign Currency Translation and Transactions

The condensed consolidated financial statements are presented in U.S. Dollars (“USD”), the reporting currency of the Company. The functional currency for the Company’s subsidiary located in Ireland is the USD. Transactions denominated in Euros were translated to USD at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at March 31, 2017 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and shareholders’ equity are translated at the appropriate historical rates.

The Company has intercompany loans between the parent company, Dipexium Pharmaceuticals, Inc., based in New York, NY, and its wholly owned subsidiary, Dipexium Pharmaceuticals Ireland, Limited, based in Ireland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company currently estimates an annual effective tax rate of 0% as the Company incurred losses for the year ended December 31, 2016 and for the three months ended March 31, 2017, respectively, for both financial statement and tax purposes. Therefore, no Federal or state income tax expense has been recorded in the financial statements for the year ended December 31, 2016 and for the three months ended March 31, 2017, respectively.

Based on the Company’s history of generating operating losses and its anticipation of operating losses continuing in the foreseeable future, the Company has determined that it is more likely than not that the tax benefits from these net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded at March 31, 2017 and December 31, 2016, respectively. In the event the Company becomes profitable for a period of two or more years, with future expectations at that time of profitability for future years prior to any significant change in its equity capitalization, the Company would have an opportunity to realize benefit from the deferred tax asset at such time in the future.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The amendments of this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

NOTE 2 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company’s financial instruments, including cash, note receivable, and accounts payable, is shown at cost, which approximates fair value. Short-term investments with maturities ranging from six to twelve months are classified as being held to maturity and are carried at amortized cost. There were $0 short-term investments as of March 31, 2017 and December 31, 2016.

The Company had total amortized interest income for the three months ended March 31, 2017 and 2016 of $0 and $14,135, respectively.

NOTE 3 — NOTE RECEIVABLE

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

The Bridge Loan is secured by a first priority perfected security interest in and lien on all right, title and interest of PLx in and to substantially all of its assets.  Upon the occurrence of any of the following events that results in a termination of the Merger Agreement, any security interest created by the promissory note shall immediately cease to be effective:

•	if the closing shall not have occurred on or before April 30, 2017 (or such later date as agreed to by the parties to the Merger Agreement) (the “outside date”), except that the right to so terminate the Merger Agreement will not be available to Dipexium or PLx if its failure to fulfill any obligation under the Merger Agreement has been a principal cause of, or resulted in the failure of the closing to occur by such date; and provided, further, however, that, in the event that this joint proxy statement/prospectus is still being reviewed or commented on by the SEC after March 15, 2017, either party shall be entitled to extend the outside date by an additional sixty (60) days. The SEC declared the joint merger proxy effective on March 17, 2017;

•	(i) if the Dipexium board of directors changes its recommendation to approve the issuance of shares of Dipexium common stock necessary to complete the Proposed Merger, (ii) if Dipexium materially breaches its non-solicitation covenants in the Merger Agreement, or (iii) if Dipexium breaches any of its representations, warranties, covenants or other agreements contained in the Merger Agreement, which breach or failure would render the conditions precedent to PLx’s obligations under the Merger Agreement not to be satisfied and which breach is not cured within 30 days following written notice of such breach or by its nature or timing cannot be cured within that time; or

•	if Dipexium enters into an agreement providing for a “superior proposal”.

Interest income of $36,822 and $0 was recorded for the three months ended March 31, 2017 and 2016, respectively.

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Accrued compensation expense	$17,463	$579,207
Accrued research and development	283,123	460,219
Accrued professional fees	101,455	1,040,184
Other accounts payable and accrued expenses	60,095	42,283
Totals	$462,136	$2,121,893

NOTE 5 — SHARE-BASED COMPENSATION and STOCK OPTIONS

Prior to the Company’s IPO, the Company granted awards of restricted Class A Membership Interests to board members in exchange for services. These membership interests awards, which were converted to restricted common shares (7:1 ratio) at the time of the corporate conversion in March 2014, were originally scheduled to vest over a period of either three or four years with the first year beginning on the date the member joined the board. In each case, the restricted common shares involved accelerated vesting upon a change of control or other business combination. The fair value of the membership interests, at the time they were granted, was equal to the per-membership interest value of the most recent private placement ($50 per membership interest on a pre-conversion basis). Total compensation expense in the amount of $20,833 and $25,000 has been recognized as director fees for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the restricted common stock at March 31, 2017:

Restricted Common Stock
Nonvested at January 1, 2017	14,000
Granted	—
Forfeited	—
Vested	(14,000)
Nonvested at March 31, 2017	-

As of March 31, 2017, there was $0 of total unrecognized compensation expense related to these awards.

In November 2013, the board of directors adopted the 2013 Equity Incentive Plan. The plan became effective as of the completion of the corporate conversion and the closing of the IPO. The 2013 Equity Incentive Plan currently reserves 2,141,169 common shares, of which 7,824 are still available for issuance. The purpose of the plan is to attract and retain directors, officers, and employees whose services are considered valuable to the Company.

In January 2017, the Company granted stock options to purchase 688,332 common shares to its employees and outside directors. The options were issued pursuant to the 2013 Equity Incentive Plan at an exercise price of $1.80, with one-half of the options vesting upon issuance and the balance vesting evenly over the subsequent 24 months.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model and the following weighted average assumptions for options issued during the respective periods:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Expected term	4.09 years	5.55 years
Volatility	77.0%	63.3%
Dividend yield	0%	0%
Risk free interest rate	1.64%	1.54%

ASC 718 requires stock compensation expense to be recorded net of estimated forfeitures. The Company currently estimates there will be no forfeitures of options.

A summary of the Company’s stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at the beginning of the period	1,445,013	$12.64
Granted	688,332	$1.80
Forfeited	—
Outstanding and expected to vest at March 31, 2017	2,133,345	$9.14

Compensation expense relating to options for the three months ended March 31, 2017 and 2016 was $668,390 and $1,328,093, respectively. The total compensation expense not yet recognized as of March 31, 2017 was $573,213. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized as of March 31, 2017 was approximately 1.7 years. The weighted average grant date fair value of options granted during the three month period was $0.83 and $4.66 as of March 31, 2017 and 2016, respectively. The intrinsic value of the stock options was $0 as of March 31, 2017 and 2016, with a remaining weighted average contractual life of 5.47 years. Total options excercisable at March 31, 2017 were 1,746,282.

NOTE 6 — SHARE-BASED PAYMENTS TO VENDORS

In the ordinary course of business, the Company may issue restricted stock for services rendered by a vendor. The vesting of restricted stock and the associated expense for the services rendered are recorded over the term of the related contract. Research and development expenses resulting from vendor equity issuances for the three months ended March 31, 2017 and 2016 were $0 and $145,020, respectively.

NOTE 7 — LEASE OF OFFICE SPACE

In January 2016, the Company entered into a lease for office space commencing in March 2016. The term of the lease is for five years and five months with total minimum lease payments of approximately $1.28 million. The future minimum lease payments under this lease are as follows:

Year ending December 31:

2017	$174,438
2018	238,004
2019	244,658
2020	251,522
2021	150,347
Total	$1,058,969

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives. In December 2015, plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and the Company anticipates a decision on whether to grant plaintiff’s appeal by the Third Circuit Appellate Court in the first half of 2017. The Company will continue to vigorously defend against plaintiff’s claims on the factual record, which it believes will prove that neither the Company nor its executives is liable to the plaintiff in any regard.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company engaged the consulting services of Drug Development Advisors (“DDA”) pursuant to which DDA performed detailed analysis on a number of the Company’s preclinical studies in connection with the NDA process. DDA is owned and operated by a member of the Company’s board of directors. The Company incurred expenses for services provided by DDA in the amounts of $0 and $5,167 for the three months ended March 31, 2017 and 2016, respectively, for the all of which were recorded in research and development expenses.

NOTE 10 — NET LOSS PER SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2017 and 2016 was determined by dividing net loss by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include 2,133,345 stock options and 10,500 warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

Description of Business

Dipexium Pharmaceuticals, Inc. (the “Company” or “Dipexium”), a Delaware corporation, formerly Dipexium Pharmaceuticals, LLC, is a pharmaceutical company focused on the development and commercialization of Locilex® (pexiganan cream 0.8%). The Company was formed on January 14, 2010. On October 25, 2016, the Company announced that its lead and sole product candidate, Locilex®, failed to meet the primary clinical endpoint or secondary endpoints in its OneStep-1 and OneStep-2 Phase 3 clinical trials. Dipexium’s scientific team has evaluated the data from the OneStep clinical trials but has found no clear signal that Locilex® would be a strong product candidate for other possible clinical indications. Accordingly, Dipexium has explored strategic alternatives with its professional advisors and entered into a Merger Agreement with PLx Pharma Inc. (“PLx”) on December 22, 2016 (“proposed merger”), pursuant to which PLx is expected to take control over Dipexium and Dipexium’s stockholders are expected to maintain approximately 23.25% of the combined ownership upon completion of the merger, subject to certain adjustments set forth in the Merger Agreement. The merger is expected to close in the second quarter of 2017. The Company or PLx may be required to pay a termination fee of $700,000 or $500,000, respectively, if the proposed merger is terminated under certain circumstances.

Plan of Operation

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

Opportunities, Challenges and Risks

If the Proposed Merger is not consummated, our business and ability to execute our business strategy are subject to a number of risks and challenges including, without limitation, the following:

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

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Summary Table

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2017 compared with the three months ended March 31, 2016:

	Three Months Ended March 31,		Percentage
	2017	2016	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$15	$3,584	(99)%
Selling, General and Administrative Expenses	$1,552	$2,247	(31)%
Total Operating Expenses	$1,567	$5,831	(73)%
Interest Income	$37	$14	164%
Net Loss	$1,530	$5,817	(74)%

Research and Development Expenses

Research and development expenses were $0.02 million for the three months ended March 31, 2017, and $3.6 million for the three months ended March 31, 2016, a decrease of $3.5 million. The decrease was due to the completion of the clinical trials in 2016 and the reduction of all clinical trial related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.6 million for the three months ended March 31, 2017, and $2.2 million for the three months ended March 31, 2016, a decrease of $0.6 million. This was due primarily to a decrease of $1.0 million in compensation related expenses due to the fewer employees as a result of the failure of the OneStep Phase 3 clincial trials, offset by increased legal and professional fees due to the proposed merger.

Net Loss

Net loss was $1.5 million for the three months ended March 31, 2017, and $5.8 million for the three months ended March 31, 2016, a decrease of $4.3 million, primarily due to a decrease in research and development expenses and selling, general and administrative expenses, respectively, due to the reasons stated above.

Liquidity and Capital Resources

Overview

We have generated no revenue from operations and we have incurred cumulative losses of approximately $63.9 million since inception. We have funded our operations primarily from equity issuances. On March 18, 2014, we closed an initial public offering of 3,162,500 shares of our common stock at a public offering price of $12.00 per share. Gross proceeds raised by us in the offering were approximately $38.0 million, and net proceeds to us were approximately $34.5 million.

On June 30, 2015, we completed a stock offering issuing 1,702,000 shares of common stock at a price of $12.50 per share, resulting in gross proceeds of $21.3 million and net proceeds of $19.7 million after deducting underwriting discounts of $1.3 million and offering costs of approximately $0.3 million.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. In March 2014, the Company completed an initial public offering (“IPO”) of common stock with proceeds, net of issuance costs, of approximately $34.5 million. In June 2015, the Company completed an additional public offering of common stock with net proceeds of approximately $19.7 million. As of March 31, 2017, the Company had cash and short-term notes receivable totaling approximately $14.4 million. Assuming the merger is completed during the first half of 2017, Dipexium expects its cash as of March 31, 2017 to meet its liquidity requirements through at least its anticipated close of the merger, including the closing condition under the Merger Agreement to have at least $12.0 million of “cash,” as defined in the Merger Agreement, available upon the closing of the merger.  If the merger is not completed, Dipexium will need to reevaluate its strategic alternatives, which may include continuing to operate its business as an independent, stand-alone company, a sale of the Company, liquidation of the Company or other strategic transaction.  Dipexium’s liquidity position will be dependent upon the strategic alternative selected; however, assuming Dipexium does not enter into another strategic transaction, Dipexium expects its cash as of March 31, 2017 will be sufficient to meet its liquidity requirements through at least April 30, 2018. Additional financing would be required should Dipexium decide to commence a new clinical program for Locilex® in a new clinical indication. Cash needs to pursue a new clinical indication cannot even be estimated until a promising new indication for Locilex® to target is identified, if ever.

As of March 31, 2017, we had working capital of approximately $12.0 million, consisting primarily of $12.4 million of cash, offset by $0.5 million of accounts payable and accrued expenses.

The following tables sets forth selected cash flow information for the periods indicated:

	For the three months ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(2,261)	$(5,075)
Net cash provided by (used in) investing activities	(2,000)	4,010

Net decrease in cash	$(4,261)	$(1,065)

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2017. The net loss for this period was less than the net cash used in operating activities by $0.8 million, which was primarily attributable to $0.7 million of share-based compensation, a $0.3 million decrease in prepaid expenses, offset by a $1.7 million decrease in accounts payable and accrued expenses.

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

Net Cash Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $2.0 million, which was attributable to the Company’s purchase of a note receivable from advance to PLx.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The amendments of this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive, and principal financial and accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer, and principal financial and accounting officer concluded that our disclosure controls and procedures are effective as of March 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The District Court held a hearing on this in September 2015 and the District Court delivered an Order on November 10, 2015 pursuant to which the District Court granted the Motion to Dismiss filed by each and every defendant including the Company and its two executives. In December 2015, plaintiff appealed the Federal District Court’s decision to the Third Circuit Appellate Court and we anticipate a decision on whether to grant plaintiff’s appeal by the Third Circuit Appellate Court in the first half of 2017. The Company will continue to vigorously defend plaintiff’s claims on the factual record, which it believes will prove that neither the Company nor its executives is liable to the plaintiff in any regard.

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
Date: April 17, 2017

	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive
Officer (Duly Authorized Officer and
Principal Executive Officer)

	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)