Form 10-Q
period 2017-09-30
PLx Pharma Inc.
filed 2017-11-09
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

 As of November 3, 2017, there were 8,721,691 shares of common stock, $0.001 par value, issued and outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this quarterly report to confirm these statements to actual results or revised expectations.

Other risks may be described from time to time in our filings made under applicable securities laws. New risks emerge from time to time. It is not possible for our management to predict all risks. All forward-looking statements in this quarterly report speak only as of the date made and are based on our current beliefs and expectations. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,438,464	$59,335
Accounts receivable, net	56,713	5,077
Inventory, net	372,533	116,726
Contract manufacturing deposit	247,050	-
Prepaid expenses	336,707	4,652
Security deposit	4,064	4,064
TOTAL CURRENT ASSETS	31,455,531	189,854

NON-CURRENT ASSETS
Property and equipment, net	902,368	426,634
Intangible assets, net	2,296,429	-
Goodwill	2,061,022	-
Security deposit	56,630	-
TOTAL ASSETS	$36,771,980	$616,488

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,045,406	$862,995
Accrued severance	2,409,000	-
Accrued interest	51,563	64,781
Accrued interest – related parties	-	30,344
Convertible notes payable	-	1,297,700
Convertible notes payable – related parties	-	480,000
TOTAL CURRENT LIABILITIES	3,505,969	2,735,820

NON-CURRENT LIABILITIES
Deferred revenue	200,000	200,000
Accrued interest, net of current portion	35,759	-
Term loan, net of discount and deferred issuance costs	6,868,143	-
Warrant liability	13,877,668	-
Security deposit	68,415	-
TOTAL LIABILITIES	24,555,954	2,935,820

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 8,719,535 and 4,383,433 shares issued and outstanding, respectively	8,720	4,383
Additional paid-in capital	71,655,397	49,661,802
Accumulated deficit	(59,448,091)	(51,985,517)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	12,216,026	(2,319,332)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,771,980	$616,488

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Federal grant	$62,259	$-	$438,210	$-
License revenue	-	-	-	20,000
TOTAL REVENUES	62,259	-	438,210	20,000

OPERATING EXPENSES:
Research and development	958,255	12,496	1,712,890	65,537
General and administrative	3,021,290	1,041,142	8,263,019	3,343,458
TOTAL OPERATING EXPENSES	3,979,545	1,053,638	9,975,909	3,408,995
OPERATING LOSS	(3,917,286)	(1,053,638)	(9,537,699)	(3,388,995)

OTHER INCOME (EXPENSE)
Interest income	33,600	166	48,082	544
Interest expense	(168,272)	(28,969)	(891,835)	(63,010)
Change in fair value of warrant liability	252,458	-	1,998,878	-
TOTAL OTHER INCOME (EXPENSE)	117,786	(28,803)	1,155,125	(62,466)
LOSS BEFORE INCOME TAX BENEFIT	(3,799,500)	(1,082,441)	(8,382,574)	(3,451,461)
Income tax benefit	-	-	920,000	-
NET LOSS	$(3,799,500)	$(1,082,441)	$(7,462,574)	$(3,451,461)

Net loss per common share - basic and diluted	$(0.44)	$(0.25)	$(1.16)	$(0.79)

Weighted average shares of common shares - basic and diluted	8,704,985	4,383,433	6,447,053	4,383,433

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

					Additional		Total stockholders'
	Preferred Stock		Common stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at December 31, 2016	-	$-	4,383,433	$4,383	$49,661,802	$(51,985,517)	$(2,319,332)

Stock-based compensation expense	-	-	30,000	30	1,348,280	-	1,348,310
Conversion of convertible debt	-	-	250,681	251	3,119,287	-	3,119,538
Effect of reverse merger	-	-	1,403,271	1,403	15,047,480	-	15,048,883
Offering of common stock and warrants	-	-	2,646,091	2,646	2,122,657	-	2,125,303
Common shares issued to vendor	-	-	6,059	7	37,493	-	37,500
Term loan proceeds allocated to warrants	-	-	-	-	318,398	-	318,398
Net loss	-	-	-	-	-	(7,462,574)	(7,462,574)

Balance at September 30, 2017	-	$-	8,719,535	$8,720	$71,655,397	$(59,448,091)	$12,216,026

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,462,574)	$(3,451,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,226	3,728
Share-based compensation	1,348,310	1,803,766
Noncash interest expense	664,865	-
Change in fair value of warrant liability	(1,998,878)	-
Expenses allocated to warrant liability	1,302,995	-
Deferred tax benefit	(920,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(51,636)	(1,251)
Inventory	(255,806)	(116,726)
Contract manufacturing deposit	(247,050)	-
Prepaid expenses	(249,037)	13,794
Accounts payable and accrued liabilities	(10,064)	278,150
Accrued interest	173,230	41,961
Accrued interest - related parties	13,747	21,049
Security deposit liability	68,415	-
Net cash used in operating activities	(7,611,257)	(1,406,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(198,779)	-
Cash received in business combination	11,776,427	-
Net cash provided by investing activities	11,577,648	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	460,000	1,047,700
Proceeds from issuance of convertible notes payable - related parties	108,300	455,000
Proceeds from Dipexium note	2,000,000	-
Proceeds from issuance of term loan and warrants, net of allocated issuance costs	7,145,584	-
Proceeds from equity offering, net of allocated issuance costs	16,698,854	-
Net cash provided by financing activities	26,412,738	1,502,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,379,129	95,710
Cash and cash equivalents, beginning of period	59,335	91,657
Cash and cash equivalents, end of period	$30,438,464	$187,367

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$39,531	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accounts payable for purchases of property and equipment	$285,610	$-
Value of common shares issued to vendors for services	$37,500	$-
Equity offering proceeds allocated to warrant liability	$15,876,546	$-
Term loan proceeds allocated to warrants	$318,398	$-
Issuance of common shares for business combination	$15,048,883	$-
Issuance of common shares upon conversion of debt and accrued interest	$2,495,630	$-

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc., together with its subsidiaries PLx Opco Inc. and PLx Chile SpA, is a late stage startup specialty pharmaceutical company focusing initially on commercializing two patent-protected lead products: Aspertec™ 325 mg and Aspertec™ 81 mg (referred to together as “Aspertec”). Aspertec 325 mg is approved by the U.S. Food and Drug Administration (“FDA”) for over-the-counter distribution and is the first ever liquid filled aspirin capsule.

PLx Chile SpA was formed on September 12, 2011 as a wholly-owned subsidiary of PLx Opco Inc.

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

On July 21, 2015, PLx LLC’s members voted to approve a Plan of Conversion whereby PLx LLC re-incorporated into a Delaware corporation, renamed PLx Pharma Inc. (“Old PLx” and such conversion, the “Reincorporation”), effective July 27, 2015. In conjunction with the Reincorporation, each Preferred Unit was converted on a one for two-sevenths basis into 5,013,690 shares of common stock. Additionally, each Common Unit was converted on a one for one-fourteenth basis into 302,937 shares of common stock. In connection with the Reincorporation, the $800,000 of notes executed in early 2015 plus accrued interest of $53,187 and the 1,313,840 Incentive Units issued in conjunction with the notes were exchanged for 249,196 shares of common stock. The note exchange was accounted for as an extinguishment of debt with the fair market value of the common stock issued treated as an increase to common equity and an associated loss on extinguishment of debt of $1,588,937 recorded in July 2015. Finally, all the remaining Incentive Units outstanding were cancelled in conjunction with the Reincorporation.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on hand, to meet our obligations as they become due. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at September 30, 2017, including the cash resources obtained (i) in the Merger, (ii) from the equity financing completed in June 2017 and (iii) from the debt financing completed in August 2017, is adequate to fund operations for at least twelve months from the date that these financial statements were issued.

 NOTE 3. SUMMARY OF Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 previously filed with the SEC on a current report on Form 8-K dated May 5, 2017. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2017 and the results of operations for the nine and three months ended September 30, 2017 and 2016. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2016 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The accompanying consolidated financial statements include the accounts of PLx Pharma Inc. and its direct and indirect wholly-owned subsidiaries, PLx Opco Inc. and PLx Chile SpA. All significant intercompany balances and transactions have been eliminated within the consolidated financial statements. The Company operates in one business segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of tangible and intangible assets and liabilities acquired in business combinations, the fair value of warrant liabilities, share-based compensation, our allowance for inventory obsolescence, our allowance for doubtful accounts, contingent liabilities, the fair value and depreciable lives of long-lived assets, and deferred taxes and the associated valuation allowance. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of September 30, 2017, the Company had cash and cash equivalents of approximately $30.4 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of September 30, 2017 and December 31, 2016, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of September 30, 2017 and December 31, 2016 was comprised of raw materials for the manufacture of Aspertec. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was zero as of September 30, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the noncurrent term loan approximates its face value of $7,500,000 based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 8.

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

Management evaluates indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 31 of each year, by comparing the fair value of the asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss would be recognized in the amount of such excess.

Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. Management performs its review of goodwill on its one reporting unit.

As described further below in this Note 3, the Company adopted Accounting Standards Update 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The adoption resulted in an update to the Company’s accounting policy for goodwill impairment. The Company performs a one-step test in its evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in our consolidated statements of operations.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company’s revenue in 2017 and 2016 was generated pursuant to cost reimbursement-based federal grants. For these grants, revenues are based on internal and subcontractor costs incurred that are specifically covered under reimbursement arrangements, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized as grant-related expenses are incurred by the Company or its subcontractors. The grant agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that the Company uses in connection with the program. The Company retains all other rights to use, develop, and commercialize the technology.

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

Share-Based Compensation

The Company recognizes expense in our consolidated statements of operations for the fair value of all share-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company adopted new accounting guidance, effective January 1, 2017, with respect to share-based compensation and related income tax aspects, and now accounts for forfeitures as they occur rather than using an estimated forfeiture rate.  The adoption did not have a material impact on the consolidated financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

The Company is no longer subject to U.S. Federal or state examinations by tax authorities for years ending before December 31, 2011.

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

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible notes using the if-converted method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) prior to the Merger closing in April 2017, convertible notes exercisable for or exchangeable into common stock, which have been excluded from the computation of diluted loss per share, was 3,826,302 shares and 1,040,619 shares as of September 30, 2017 and 2016, respectively.

Recent Accounting Developments

Recently Adopted Guidance

In March 2016, the FASB issued guidance simplifying the accounting for, and financial statement disclosure of, share-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement, and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other share-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016, and early adoption is permitted, though all amendments to U.S. GAAP in the guidance must be adopted in the same period. The adoption of certain amendments in the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. The Company adopted this guidance effective January 1, 2017 and elected to account for forfeitures as they occur. The adoption did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued guidance for the accounting for inventory. One of the main provisions of this guidance update is that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. The amendments to U.S. GAAP in this update for public business entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance effective January 1, 2017 and it did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued accounting guidance simplifying the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard effective April 1, 2017, and its updated accounting policy for goodwill impairment is described above in this Note 3. While the adoption of this accounting guidance may have a material impact in determining the results of future goodwill impairment tests and therefore impact the consolidated financial statements, there was no impact of the adoption during the nine months ended September 30, 2017.

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

The Company recorded all tangible and intangible assets acquired and liabilities assumed at their preliminary estimated fair values on the Merger date. The following represents the allocation of the estimated purchase consideration:

Fair value of purchase consideration	$13,003,732

Fair value of tangible assets acquired:
Cash	$11,776,427
Prepaid expenses	139,648

Fair value of identifiable intangible assets acquired:
Trademarks	100,000
In-process research and development	2,200,000

Goodwill	2,061,022

Deferred tax liabilities, net	(920,000)
Fair value of liabilities assumed	(2,353,365)
$13,003,732

The estimated fair value of the acquired trademarks was determined using a cost approach. The estimated fair value of the acquired in-process research and development was determined using an income approach.

The Company is in the process of obtaining, from third-party valuation experts, input regarding its tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed; therefore, the provisional measurements of the fair value of intangible assets acquired and liabilities assumed are subject to change, which change could be significant. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

The Company received carryover tax basis in the acquired assets and liabilities and no tax basis in the intangible assets (including goodwill) established on the Merger date. Goodwill, primarily related to expected synergies gained from combining operations, sales growth from future product offerings and customers, together with certain intangible assets that do not qualify for separate recognition, including assembled workforce, is not tax deductible. The Company anticipates that the deferred tax liability associated with the book/tax basis difference in the acquired IPR&D is expected to reverse prior to the expiration of its other tax attributes. The Company recognized net deferred tax liabilities of $920,000 related to the book/tax basis differences in the acquired intangible assets. This acquired net deferred tax liability in the U.S. taxing jurisdiction resulted in an income tax benefit related to a reduction in the Company’s previously established valuation allowance (which reduction is accounted for outside of purchase accounting).

Pro forma disclosures

The following unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2017 and 2016 as if the Merger had been completed as of January 1, 2016. Pro forma information primarily reflects adjustments relating to (i) conversion of convertible notes and elimination of associated interest expense and (ii) the amortization of intangibles acquired. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2016 or that may be obtained in the future.

	Nine Months Ended September 30,	Nine Months Ended September 30,
Unaudited pro forma results	2017	2016

Revenues	$438,210	$20,000
Net loss	$(8,896,345)	$(19,255,585)
Net loss per share	$(1.25)	$(3.19)

NOTE 5. DEBT

Term Loan Facility

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

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (8.25% at September 30, 2017), with interest payable monthly. The monthly payments will consist of interest-only for the first 18 months, after which the Term Loans will be payable in 24 equal monthly installments of principal, plus accrued interest. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 1, 2021. Once repaid, the Term Loan may not be reborrowed.

The Company may elect to prepay the Term Loan Facility prior to the maturity date subject to a prepayment fee equal to 3.0% of the then outstanding principal balance if the prepayment occurs within one year of the funding date, 2.0% of the then outstanding principal balance if the prepayment occurs during the second year following the funding date, and 1.0% of the then outstanding principal balance if the prepayment occurs after the second anniversary of the funding date. The Term Loan Facility includes a final payment fee equal to 8.0% of the term loan commitment. The final payment fee is being accrued using the effective interest method over the period of the Term Loan Facility.

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

In connection with entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates, stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (the “Warrants”). The Warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity. The relative fair value of the warrants, net of issuance costs, was $318,398.

As of September 30, 2017, the $7.5 million face value of the Term Loan was presented in the accompanying unaudited consolidated balance sheet net of unamortized discounts and issuance costs of $631,857.

Convertible Notes Payable and Convertible Notes Payable – Related Parties

During 2016 and during the 2017 period prior to the Merger, the Company borrowed $2,346,000 from a number of lenders in increments ranging from $5,000 to $250,000, including $588,300 from related parties. All notes accrued interest at 8% per annum with a maturity date of May 31, 2017. The notes provided for the conversion of principal and accrued interest at a fixed conversion price of $7.84 per share immediately prior to the Merger. The notes plus accrued interest converted into 250,681 shares of common stock of Old PLx immediately prior to the Merger.  The Company recognized interest expense of $623,908 upon conversion relating to a contingent beneficial conversion feature.

Note Payable

On January 6, 2017, and pursuant to the Merger agreement with Dipexium, the Company borrowed $2 million from Dipexium. The loan accrued interest on all outstanding principal at a rate of 8% per annum and had as a maturity date the later of (a) October 15, 2017, or (b) the date that would have been 270 days following the termination of the Merger Agreement, subject to acceleration in the event that the Merger Agreement had been terminated by Dipexium under certain conditions. The loan was secured by a first priority perfected security interest in, and lien on, all right, title and interest of Old PLx in and to substantially all of its assets. Upon the occurrence of certain events that would have resulted in a termination of the Merger agreement, any security interest created by the promissory note would have ceased to be effective. However, as the Merger closed on April 19, 2017, those provisions are no longer applicable and the applicable security interest has been terminated. The note payable and related accrued interest were effectively settled with the Merger (see Note 4) and subsequent to the Merger closing were eliminated in consolidation.

Total interest expense recognized on the various debt arrangements for the nine months ended September 30, 2017 and 2016 was $891,835 and $63,010, respectively. Total interest expense for the three months ended September 30, 2017 and 2016 was $168,272 and $28,969, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Equity Financing

On June 14, 2017, the Company completed a concurrent public offering of common stock and private placement of stock purchase warrants to investors, issuing (i) 2,646,091 shares of common stock in the public offering at $6.875 per share and (ii) stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share in the private placement, generating total gross proceeds of approximately $18.2 million. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term and are liability classified due to certain cash settlement provisions.

Stock Options

Following is a summary of option activities for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	691,374	$12.44	8.62	$-
Granted	238,372	$6.81
Options from Dipexium	191,963	$57.94
Cancelled	-
Outstanding, September 30, 2017	1,121,709	$19.03	8.02	$9,555

Exercisable, September 30, 2017	888,124	$21.71	7.73	$-

The Company grants options to employees, directors, advisors, and consultants from two current plans – the Old PLx Omnibus Stock Option Plan and the Dipexium 2013 Equity Incentive Plan. On April 19, 2017, the Company completed the Merger with Dipexium and Dipexium had 191,963 fully vested options outstanding as of the date of the Merger that continue to be exercisable. At September 30, 2017, an aggregate of 287,903 shares of common stock remained available for grant under the two plans.

On May 12, 2016, the Company modified certain options previously issued to its executives. After the modification, options to purchase 118,134 common shares originally scheduled to vest on the closing date of a contemplated initial public offering instead vested on July 22, 2016. The modified options had an aggregate fair value of $948,117, which was calculated using the Black-Scholes model on the modification day. Variables used in the Black-Scholes model include: (1) discount rate of 1.24%, (2) expected life of 4.69 years, (3) expected volatility of 83.52%, and (4) zero expected dividends. The Company amortized the entire value during the second and third quarters of 2016.

During the nine months ended September 30, 2017, the Company granted total stock options to purchase a total of 238,372 common shares to employees at a weighted average strike price of $6.81 per share. The options had an aggregate fair value of approximately $1.1 million, which was calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rates of 1.2%-2.1%, (2) expected lives of 5.0 – 6.0 years, (3) expected volatility of approximately 75%-86%, and (4) zero expected dividends.

As of September 30, 2017, the Company had $1.5 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 1.9 years.

The Company modified certain outstanding awards to a former officer upon his termination of employment, and recognized approximately $150,000 of expense in the third quarter 2017 related to such modification. The Company also recognized approximately $200,000 in the third quarter of 2017 related to an officer’s bonus that was settled in shares of common stock.

During the third quarter of 2017, the Company granted 30,000 shares of fully vested stock with a value of approximately $200,000, to a director as a bonus.

During the nine months ended September 30, 2017 and 2016, the Company recorded $1,348,310 and $1,803,766, respectively, in total compensation expense related to the stock options and stock bonuses. During the three months ended September 30, 2017 and 2016, the Company recorded $942,040 and $571,289, respectively, in compensation expense related to the stock options and stock awards. Substantially all stock-based compensation expense is classified as general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company presently leases office space under operating lease agreements, expiring on December 31, 2017 and July 31, 2021, respectively. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $129,879 and $43,391 for the nine months ended September 30, 2017 and 2016, respectively, and was $69,516 and $8,957 for the three months ended September 30, 2017 and 2016, respectively.

Future minimum obligations under non-cancelable operating leases with terms expiring in 2021 are:

2017	$75,855
2018	238,243
2019	244,902
2020	251,751
2021	150,489
Total	$961,240

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

On June 19, 2015, the Company and Lee’s Pharmaceutical entered into an amendment to the Development and Commercialization Agreement. Pursuant to the agreement, Lee’s Pharmaceutical paid the Company a $200,000 non-refundable advance payment of royalties in July 2015, which is being deferred until minimum or commercial royalties are expected to begin. This amount is included as deferred revenue as of September 30, 2017 and December 31, 2016.

Master Services Agreement with Pharmaceutical Manufacturing Research Services, Inc.

In February 2017, the Company entered into a master services agreement with Pharmaceutical Manufacturing Research Services, Inc. (“PMRS”). Pursuant to the agreement, PMRS agreed to provide manufacturing and project management services related to Aspertec. The agreement has a term of five years and allows the Company and PMRS to contract multiple projects. The initial two projects are estimated to cost $2.1 million. In February 2017 and June 2017, the Company paid a total of $912,500 as two deposits for project initiation. As of September 30, 2017, the remaining unused deposit was $247,050.

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm. The agreement has a term of 15 months and the Company agreed to pay a fee of $11,250 in cash for the period from March 15, 2017 through April 30, 2017 and a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in the Company’s common shares. The Company issued 6,059 common shares in the nine months ended September 30, 2017 as payment for services for May through September 2017.

Severance Obligations

Effective July 31, 2017, the Company entered into a separation agreement with its former Acting Chief Financial Officer. Pursuant to the agreement, the Company agreed to pay monthly severance payments of $12,500 for twelve months following the separation date. Accordingly, the Company expensed $150,000 of severance related to this arrangement in the three and nine months ended September 30, 2017.

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
●

Level 3: Inputs include those that are significant to the fair value of the asset or liability and are generally less observable from objective resources and reflect the reporting entity’s subjective determinations regarding the assumptions market participants would use in pricing the asset or liability.

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

The stock purchase warrants issued in June 2017 contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017:

Description	Balance at December 31, 2016	Established in 2017	Change in Fair Value	Balance at September 30, 2017

Warrant liability	$-	$15,876,546	$(1,998,878)	$13,877,668

The following table identifies the carrying amounts of such liabilities at September 30, 2017:

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$13,877,668	$13,877,668
Balance at September 30, 2017	$-	$-	$13,877,668	$13,877,668

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2016.

Financial assets and liabilities carried at fair value on a non-recurring basis

The Company does not have any financial assets or liabilities measured at fair value on a non-recurring basis.

Non-financial assets and liabilities carried at fair value on a recurring basis

The Company does not have any non-financial assets or liabilities measured at fair value on a recurring basis.

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the nine and three months ended September 30, 2017 and 2016.

See Note 4 for a discussion of the fair value of assets acquired and liabilities assumed in the Merger.

NOTE 9. SUBSEQUENT EVENTS

In October 2017, the Company granted 45,000 stock options to a member of senior management.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” referenced under Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (September 30, 2017), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2017. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission, or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

●	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

●	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

●	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the three- and nine-month periods ended September 30, 2017 to the comparable periods of 2016.

●	Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Our U.S. Food and Drug Administration, or FDA, approved lead product, Aspertec 325 mg, is a novel formulation of aspirin using the PLxGuard delivery system that is intended to significantly reduce acute GI side effects while providing superior antiplatelet effectiveness for cardiovascular disease prevention as compared with the current standard of care, enteric coated aspirin. Aspertec 325 mg (formerly PL2200 Aspirin 325 mg) was originally approved under the drug name aspirin, and the proprietary name ‘Aspertec’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation — Aspertec 81 mg — is in late-stage development and will be the subject of a supplemental New Drug Application, or sNDA, leveraging the already approved status of Aspertec 325 mg.

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

Product Pipeline

Our lead product, Aspertec 325 mg, has been approved by the FDA for OTC distribution and is the first-ever FDA-approved liquid filled aspirin capsule. All the clinical trials necessary for product launch have been completed. In clinical trials in diabetic patients at risk for cardiovascular disease, Aspertec 325 mg demonstrated better antiplatelet efficacy than enteric coated aspirin, which is the current standard of care for cardiovascular disease prevention and treatment. Aspertec 325 mg delivers faster antiplatelet efficacy than enteric coated aspirin with a median time to 99% inhibition of serum Thromboxane B2 of two hours compared with 48 hours for enteric coated aspirin. Serum Thromboxane B2 is a clinically accepted marker for antiplatelet efficacy, which is sometimes referred to as aspirin response.

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

Aspertec 81 mg is our lower-dose companion product for Aspertec 325 mg (the two dose forms are sometimes referred to in this report together as “Aspertec”). This product utilizes exactly the same formulation as the 325 mg product (except delivered in a capsule one quarter the size) and will be the subject of an sNDA, which we expect to submit to the FDA in the mid first half of 2018. We will rely on the clinical results of Aspertec 325 mg for the Aspertec 81 mg sNDA and do not anticipate any additional clinical trials will be required, effectively positioning this product as an end of Phase 3 status. We intend to begin selling both products by the end of 2018.

We also believe our technology may be used with other selected NSAIDs, such as ibuprofen. We have used the PLxGuard delivery system to create a lipid-based formulation of ibuprofen, PL1200 Ibuprofen 200 mg, for the OTC market, and PL1100 Ibuprofen 400 mg, for prescription doses of ibuprofen. We have OTC and prescription (Rx) Investigational New Drug applications, or INDs, active with the FDA and have demonstrated bioequivalence with the OTC 200 mg dose ibuprofen to support a 505(b)(2) NDA in fasted-state clinical trials at three different doses, 200 mg, 400 mg and 800 mg. Using the PL1200 capsules at prescription doses, we demonstrated better GI safety in osteoarthritic patients with equivalent analgesic and anti-inflammatory efficacy, when compared with prescription ibuprofen in a six-week endoscopy pilot clinical trial. PL1200 and PL1100 Ibuprofen may be considered as being in Phase 1 in the FDA approval process and may qualify for the 505(b)(2) NDA path.

Employees

As of October 31, 2017, we had eleven (11) full-time employees. Of these full-time employees, four (4) work on research and development, manufacturing, and clinical operations and seven (7) work in sales, marketing, management and administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of tangible and intangible assets and liabilities acquired in business combinations, the fair value of warrant liabilities, share-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant liabilities are recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the noncurrent term loan approximates its face value of $7,500,000 based on the Company’s current financial condition and on the variable nature of term loan’s interest feature as compared to current rates.

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with specific projects and include fees paid to various entities that perform research related services for the Company.

Share-Based Compensation

The Company recognizes expense in the consolidated statements of operations for the fair value of all share-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company adopted new accounting guidance, effective January 1, 2017 with respect to stock-based compensation and related income tax aspects, and now accounts for forfeitures as they occur rather than using an estimated forfeiture rate.  The adoption did not have a material impact on our consolidated financial statements.

Adopted Accounting Guidance

The following discusses significant accounting guidance recently adopted or unadopted accounting guidance that has the potential of being significant:

In January 2017, the FASB issued accounting guidance simplifying the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard effective April 1, 2017, and its updated accounting policy for goodwill impairment is described in Note 3 of the Notes to Unaudited Consolidated Financial Statements. While the adoption of this accounting guidance may have a material impact in determining the results of future goodwill impairment tests and therefore impact the consolidated financial statements, there was no impact of the adoption during the nine months ended September 30, 2017.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 and 2016

Revenue

Total revenues were $62 thousand for the three months ended September 30, 2017. Revenue recognized in 2017 is attributable to work performed under a recent award of a National Institutes of Health, or NIH grant. No revenue was recognized for the three months ended September 30, 2016.

Operating Expenses

Total operating expenses were approximately $4.0 million during the three months ended September 30, 2017, a 278% increase over operating expenses of approximately $1.1 million in the comparable period in 2016. Operating expenses for the three months ended September 30, 2017 and 2016 were as follows (rounded to nearest thousand):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Operating Expenses
Research and development expenses	$958,000	$12,000	$946,000	NMF
General and administrative expenses	3,021,000	1,041,000	1,980,000	190%
Total operating expenses	$3,979,000	$1,053,000	$2,926,000	278%

Research and Development Expenses

Research and development expenses totaled approximately $1.0 million in the three months ended September 30, 2017 compared to $12 thousand in the prior year period, an increase of approximately $0.9 million. The increase was attributable to the near absence of any research and development expenses in 2016 and the initiation of technology transfer, contract manufacturing activities, and other product development activities for Aspertec throughout the third quarter of 2017.

General and Administrative Expenses

General and administrative expenses totaled approximately $3.0 million in the three months ended September 30, 2017 compared to approximately $1.0 million in the prior year period, an increase of approximately $2.0 million. The increase was primarily attributable to (i) increased compensation expense and outside directors fees of $1.4 million, including stock compensation expense and (ii) other professional fees including legal, accounting, financial advisory, insurance and other administrative costs totaling approximately $0.6 million.

Other income (expense), net

Other income (expense), net totaled approximately $0.1 million of net income in the three months ended September 30, 2017 compared to $29 thousand of net expense in the prior year period. The change is largely attributable to the change in fair value of warrant liability ($0.3 million of other income), partially offset by approximately $0.2 million of additional interest expense in the 2017 period.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenue

Total revenues were $438 thousand for the nine months ended September 30, 2017. Revenue recognized in 2017 is attributable to work performed under a recent award of a NIH grant. Revenue of $20 thousand was recognized for the nine months ended September 30, 2016, related to licenses.

Operating Expenses

Total operating expenses were approximately $10.0 million during the nine months ended September 30, 2017, a 193% increase over operating expenses of approximately $3.4 million in the comparable period in 2016. Operating expenses for the nine months ended September 30, 2017 and 2016 were as follows (rounded to nearest thousand):

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Operating Expenses
Research and development expenses	$1,713,000	$66,000	$1,647,000	NMF
General and administrative expenses	8,263,000	3,343,000	4,920,000	147%
Total operating expenses	$9,976,000	$3,409,000	$6,567,000	193%

Research and Development Expenses

Research and development expenses totaled approximately $1.7 million in the nine months ended September 30, 2017 compared to $66 thousand in the comparable period in 2016, an increase of approximately $1.6 million. The increase was attributable to the nominal research and development expenses in the nine months ended September 30, 2016 and to the initiation of technology transfer, contract manufacturing activities, and other product development activities for Aspertec beginning in March of 2017.

General and Administrative Expenses

General and administrative expenses totaled approximately $8.3 million in the nine months ended September 30, 2017 compared to approximately $3.3 million in the prior year period, an increase of approximately $4.9 million. The increase was primarily attributable to (i) increased compensation expense and outside directors fees including a one-time discretionary bonus issued as compensation to senior management pursuant to employment agreements and the achievement of a threshold financing amount totaling approximately $2.2 million, along with increased costs related to share-based compensation arrangements; (ii) costs totaling approximately $1.3 million expensed and attributable to the warrant liability under the warrants issued in conjunction with the June 2017 equity offering; and (iii) other professional fees including legal, accounting, and financial advisory, insurance and other administrative costs of approximately $1.4 million.

Other income (expense), net

Other income (expense), net totaled approximately $1.2 million of net income in the nine months ended September 30, 2017 compared to $62 thousand of net expense in the prior year period. The change is largely attributable to the change in fair value of warrant liability ($2.0 million of other income), partially offset by approximately $0.9 million of additional interest expense in the 2017 period.

Liquidity and Capital Resources

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Nine Months Ended September 30,
(rounded to nearest thousand)	2017	2016

Net cash used in operating activities	$(7,611,000)	$(1,407,000)
Net cash provided by investing activities	$11,578,000	$-
Net cash provided by financing activities	$26,413,000	$1,503,000

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $7.6 million for the nine months ended September 30, 2017 primarily reflects our net loss for the period of approximately $7.5 million adjusted for various non-cash charges and income, including (i) approximately $2.0 million change in fair value of warrant liability reflected as other income, (ii) net operating asset/liability changes of approximately $0.6 million, (iii) approximately $0.9 million deferred tax benefit resulting from the Merger  partially offset by (iv) approximately $1.3 million of offering expenses attributable to the warrant liability resulting from our June 2017 public offering, (v) approximately $1.3 million of equity based compensation and (vi) approximately $0.6 million of noncash interest expense relating to a beneficial conversion feature.

Net cash used in operating activities of approximately $1.4 million for the nine months ended September 30, 2016 primarily reflects our net loss for the period of approximately $3.5 million adjusted for approximately $1.8 million of non-cash stock based compensation expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $11.6 million in the nine months ended September 30, 2017 while the comparable period in 2016 had no cash flows associated with the investing activities. In 2017, cash acquired from Dipexium in the Merger totaled approximately $11.8 million and was partially offset by approximately $0.2 million of equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $26.4 million in the nine months ended September 30, 2017 as compared to approximately $1.5 million in the nine months ended September 30, 2016. Net cash provided by financing activities in 2017 consisted of approximately $16.7 million of equity offering proceeds, $2.0 million pursuant to the note issued to Dipexium prior to the Merger, $7.1 million in net proceeds under a term loan from Silicon Valley Bank, and approximately $0.6 million of proceeds pursuant to a convertible note which subsequently converted to Old PLx equity immediately prior to the closing of the Merger. Net cash provided by financing activities in 2016 consisted solely of proceeds from the issuance of convertible notes.

Future Liquidity and Needs

As of September 30, 2017, we had working capital of approximately $27.9 million and cash and cash equivalents of approximately $30.4 million. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at September 30, 2017 is adequate to fund operations for at least twelve months from the date that this Quarterly Report on Form 10-Q was filed.

We have not generated any revenue from the sale of products, have generated minimal revenue from licensing activities, and have incurred losses in each year since we commenced operations. As of September 30, 2017, we had an accumulated deficit of approximately $59.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of Aspertec and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We anticipate that we will need to obtain substantial additional financing in the future to fund our future operations. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. On August 9, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a Term Loan Facility. Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and will have the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtains (a) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of Aspertec, the Company’s lead product.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As discussed above, pursuant to the terms of the Merger agreement and after the consummation of the Merger, Old PLx became a wholly-owned subsidiary of Dipexium, and Dipexium (renamed PLx Pharma Inc.) is the continuing registrant and reporting company, which is referred to herein, together with its subsidiaries PLx Opco Inc. (formerly Old PLx) and PLx Chile SpA, as the Company. The Merger has been accounted for as a reverse acquisition business combination. The Company has not yet completed an assessment of the design and/or operating effectiveness of Old PLx’s internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls with respect to future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In addition to the other information set forth in this report, please carefully consider the risk factors described in our most recent Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, under the heading “Part II – Item 1A. Risk Factors,” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, under the heading “Part I — Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that were not previously disclosed on a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PLX PHARMA INC.

Date: November 9, 2017	/s/ Natasha Giordano
President and Chief Executive Officer

/s/ Rita O’Connor
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1

Amended and Restated Certificate of Incorporation of PLx Pharma Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 (File No. 001-36351)).

3.2	Amended and Restated Bylaws of PLx Pharma Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on January 20, 2017) (File No. 001-36351)).

4.1

Form of Warrant to Purchase Common Stock issued by PLx Pharma Inc. in connection with the Loan and Security Agreement among PLx Pharma Inc., PLx Opco Inc., and Silicon Valley Bank, dated as of August 9, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 10, 2017 (File No. 001-36351)).

10.1

Loan and Security Agreement among PLx Pharma Inc., PLx Opco Inc., and Silicon Valley Bank, dated as of August 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2017 (File No. 001-36351)).

10.2

Amendment to Amended and Restated Employment Agreement of Gary Mossman, effective as of September 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 001-36351)).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Filed herewith.