Form 10-K/A
period 2017-12-31
PLx Pharma Inc.
filed 2018-04-27
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 23, 2018, there were 8,728,185 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of PLx Pharma Inc. (the “Company”) for the year ended December 31, 2017 (“Fiscal 2017”), filed with the Securities and Exchange Commission on March 23, 2018 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors, and to amend Part I, Item 1A to update a related risk factor previously provided in the Original Form 10-K. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K and such related risk factor are hereby amended and restated as set forth below.

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

PART I

ITEM 1A.	RISK FACTORS	5

PART I

ITEM 1A. RISK FACTORS.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2017, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 24% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these large stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position

Michael J. Valentino	64	Executive Chairman

Natasha Giordano	57	President, Chief Executive Officer and Director

Rita O’Connor	49	Chief Financial Officer

Gary S. Balkema	62	Director

Kirk Calhoun	74	Director

Robert Casale	59	Director

John W. Hadden II	48	Director

Michael J. Valentino.  Mr. Valentino has served as Executive Chairman of the Board of the Company since July 2011 and brings over 30 years of experience in the healthcare industry, including a broad range of critical leadership positions at both major pharmaceutical companies and venture backed start-ups. He previously served as President and Chief Executive Officer of Xanodyne Pharmaceuticals, Inc. from June 2009 to May 2010. From June 2003, Mr. Valentino successfully built start-up Adams Respiratory Therapeutics into a fully integrated specialty pharmaceutical company with more than $490 million in annual revenue and leading OTC brands such as Mucinex® and Delsym®. Under his leadership, Adams completed its initial public offering in July 2005, which was ranked by The Wall Street Journal as the No. 1 Health Care IPO in 2005, and in December 2007, the Company entered into a definitive agreement under which it would be acquired by Reckitt Benckiser, a world leader in household cleaning, health and personal care, for approximately $2.3 billion. Previously, Mr. Valentino was President and Chief Operating Officer at Alpharma, a leading global generic pharmaceutical company. Prior to joining Alpharma, he served as Executive Vice President, Global Head Consumer Pharmaceuticals for Novartis AG. He earlier served as President and Chief Operating Officer of Novartis Consumer Healthcare, North America. Mr. Valentino was also President of Pharmacia & Upjohn’s Consumer Products Division. Throughout his career, Mr. Valentino has been at the forefront of seven major prescription to OTC switches including such well known consumer brands as Benadryl®, Rogaine Extra Strength®, Motrin Jr.®, Nasalcrom®, Lamisil®, Voltaren (EU) and Mucinex®. He has served as Chairman of the Consumer Healthcare Products Association. We believe Mr. Valentino is qualified to serve as a director due to his extensive experience in sales, marketing and general management and knowledge of the consumer products and pharmaceutical industries.

Natasha Giordano.  Ms. Giordano was appointed our President and Chief Executive Officer and a Director effective January 1, 2016. Previously, Ms. Giordano served as the Interim Chief Executive Officer of ClearPoint Learning, Inc., a position she held from May 2015 through November 2015. She also served on the ClearPoint board of directors from December 2009 through November 2015. Previously, Ms. Giordano served as the Chief Executive Officer of Healthcare Corporation of America from January 2014 through August 2014. From June 2009 to August 2012, Ms. Giordano served as Chief Operating Officer and then as Chief Executive Officer, President and a member of the board of directors of Xanodyne Pharmaceuticals, Inc., a branded specialty pharmaceutical company with development and commercial capabilities focused on pain management and women’s health. Prior to that, she served as President, Americas, for Cegedim Dendrite (formerly Dendrite International Inc.) from 2007 to 2008 and as Senior Vice President of the Global Customer Business Unit of Cegedim Dendrite from 2004 to 2007. She had been with Cegedim Dendrite since 2000 and served as Group President for Global Business Unit for major customers, and Vice President of Global Sales. Earlier in her career, she worked nine years with Parke-Davis, then owned by Warner Lambert, in several sales and marketing positions including Strategic Alliance management and Sales Integration. Ms. Giordano holds a Bachelor of Science degree in nursing from Wagner College. We believe Ms. Giordano is qualified to serve as a director due to her extensive experience in sales and general management and knowledge of the pharmaceutical industry.

Rita O’Connor.  Ms. O’Connor joined the Company as Chief Financial Officer effective July 1, 2017. Previously she served as Chief Financial Officer of Kent Place School, an all-girls college preparatory school, since July 2013. She was previously the Chief Financial Officer and Chief Information Officer at Xanodyne Pharmaceuticals, Inc., a branded specialty pharmaceutical company focused on women’s health and pain management, prior to which she was Chief Financial Officer and Treasurer of Adams Respiratory Therapeutics, a specialty pharmaceutical company focused on OTC and prescription products for the treatment of respiratory disorders. Earlier in her career she held positions of increasing responsibility during a seven-year tenure at Schering-Plough Corporation. She began her career at Deloitte and Touche. Ms. O’Connor is a licensed certified public accountant and earned her Bachelor of Science in Accounting from Rutgers University.

Kirk Calhoun.  Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting, and has served as a director and as chair of the Company’s audit committee since February of 2016. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun currently serves on the board and audit committee for NantHealth, Inc. and Ryerson Holding Corporation. Mr. Calhoun has served previously on the boards and audit committees of seven public companies in the life sciences industry, including Abraxis Bioscience, Inc., Myogen, Inc., and Adams Respiratory Therapeutics, Inc. Mr. Calhoun also currently serves on the boards of three private companies in the life sciences industry. Mr. Calhoun received a B.S. in Accounting from the University of Southern California. We believe Mr. Calhoun is qualified to serve as a director due to his significant financial expertise and experience, particularly in the pharmaceutical industry.

Gary S. Balkema.  Mr. Balkema has served as a director of the Company since February 2016. Mr. Balkema most recently served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division retiring in 2011. He joined Bayer in 1995 as President of the U.S. Consumer Care Division to merge two OTC drug businesses and repositioned Bayer Aspirin following a ten year decline into a growing business and assumed additional responsibilities over time culminating in leading their worldwide OTC business. Prior to Bayer Mr. Balkema was Vice President and General Manager responsible for American Cyanamid Co.’s Lederle Consumer Health Division responsible for their OTC drug business. He joined American Cyanamid Co. in 1977 assuming increasing roles of responsibility over time. Mr. Balkema has served in the leadership of the key consumer products industry associations including Chairman of the Consumer Healthcare Products Association, Chairman of the World Self Medication Industry and on the leadership council for the National Association of Chain Drug Stores.  He currently serves on the Board of Directors of Brady Corporation since 2010 where he is the Chair of the Management Development & Compensation Committee and is a member of the Audit Committees. We believe Mr. Balkema is qualified to serve as a director due to his experience in sales, marketing and management in both the consumer product and pharmaceutical industries.

Robert Casale.  Mr. Casale has served as a director of the Company since February 2016. Mr. Casale has over 30 years of healthcare experience. Since July 2013 Mr. Casale has been an independent consultant specializing in consumer healthcare and pharmaceutical marketing, strategic planning and business development. He was the Co-founder and Chief Executive Officer of Scerene Healthcare, a company dedicated to marketing pure and efficacious anti-aging skin care and feminine hygiene products since February 2009. The assets of Scerene were sold to Enaltus in June 2012. Prior to Scerene, Mr. Casale was the Chief Operating Officer of Adams Respiratory Therapeutics. He joined Adams in 2004 as Vice President, Marketing and Business Development and was named Chief Operating Officer in 2006. In addition to developing the award winning Mr. Mucus advertising campaign, he led the diversification of the Adams’ portfolio of products by launching Mucinex D and DM, Mucinex for Children, Mucinex Nasal Spray. He also led the acquisition of the Delsym brand, which nearly doubled in sales after two years at Adams. Mr. Casale began his career in 1983 at a Wall Street law firm and joined the legal division of Warner Lambert in 1986. In 1993, he was appointed Warner-Lambert’s Vice President of Marketing for the company’s upper respiratory and gastrointestinal (GI) consumer products and oversaw several brands, including Benadryl, Sudafed, Zantac 75 and Rolaids. He also served as a global vice president for Warner-Lambert’s GI and skin care businesses. Following Warner-Lambert’s acquisition by Pfizer Inc., he served as Vice President, Strategic Planning and Business Development for Pfizer’s Consumer Healthcare Division. Mr. Casale currently serves on the Boards of Daiichi Sankyo, Inc. and Alitair Pharmaceuticals, Inc.. He was Chairman of Topaz Pharmaceuticals, which was sold to Sanofi Aventis in 2011, was on the Board of NextWave Pharmaceuticals, which was sold to Pfizer in 2012 and was on the Board of Insight Pharmaceuticals, which was sold to Prestige in 2014. We believe Mr. Casale is qualified to serve as a director due to his significant marketing and management experience in the consumer products and pharmaceutical industries.

John W. Hadden II.  Mr. Hadden has served as a director of the Company since February 2016.  Mr. Hadden is a founder of IRX Therapeutics and served as director from 1999 to 2017, he remains a Board observer. He served as Chief Executive Officer of IRX Therapeutics from January 2007 to March 2017. Between 2004 and 2007, Mr. Hadden was the firm’s Chief Operating Officer. Between 1998 and 2004, Mr. Hadden was Executive Vice President, and between 1998 and 2001, Mr. Hadden was also IRX’s Chief Financial Officer. From 1991 to 1995 and from 1997 to 1998, Mr. Hadden held various positions at JP Morgan & Co., Inc. Mr. Hadden’s transaction experience includes merger & acquisition, investment banking, and venture investing, including healthcare and biotechnology. In June 1997, he earned his M.B.A. from the Harvard University Graduate School of Business Administration. Mr. Hadden earned his B.S. in Management, summa cum laude, from Tulane University. We believe Mr. Hadden is qualified to serve as a director due to his financial and investment banking related expertise and management experience in the pharmaceutical industry.

Family Relationships

There are no family relationships among our executive officers and directors, except that Michael Valentino, our Executive Chairman of the Board, and Steven Valentino, Vice President of Trade Sales, are siblings.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which covers a wide range of business practices and procedures and is intended to ensure to the greatest extent possible that our business is conducted in a consistently legal and ethical manner. The Code of Ethics is consistent with how we have always conducted our business and applies to all of our directors, officers and other employees, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics is publicly available in the “Investor Relations – Corporate Governance” section of our website at www.plxpharma.com. We intend to promptly disclose on our website any grant of waivers from or amendments to a provision of the Code of Ethics following such amendment or waiver.

Board Committees

Our Board has three standing committees to assist it with its responsibilities. These committees are described below.

Audit Committee. The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company.  The Audit Committee is also charged with the review and approval of all related party transactions involving the Company.  The current members of the Audit Committee are Messrs. Balkema, Calhoun, Casale and Hadden II. Mr. Calhoun currently serves as Chairman of the Audit Committee.  The Board has determined that all members of the Audit Committee are audit committee financial experts, as defined by the SEC rules, based on their past business experience and financial certifications.  The Audit Committee charter is posted in the “Investor Relations – Corporate Governance” section of our website at www.plxpharma.com.

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants.  The current members of the Compensation Committee are Messrs. Balkema, Calhoun, Casale and Hadden II. Mr. Casale currently serves as Chairman of the Compensation Committee.  The Compensation Committee charter is posted in the “Investor Relations – Corporate Governance” section of our website at www.plxpharma.com.

Nominating and Corporate Governance Committee. The duties and responsibilities of the Nominating and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of stockholders, and taking a leadership role in shaping the corporate governance of the Company.  The current members of the Nominating and Corporate Governance Committee are Messrs. Balkema, Calhoun, Casale and Hadden II.  Mr. Balkema currently serves as Chairman of the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee charter is posted in the “Investor Relations – Corporate Governance” section of our website at www.plxpharma.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of Common Stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our Common Stock complied with all applicable filing requirements during the 2017 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2017 and 2016 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option awards ($) (2)		Nonequity incentive plan compensation ($) (3)	Nonequity deferred compensation earnings ($)	All other compensation ($) (4)	Total ($)

Natasha Giordano President and	2017	$400,000	(5)	$-	$-		$358,747		$185,000	$-	$19,886	$963,633
Chief Executive Officer	2016	$400,000	(6)	$-	$-		$1,818,216		$-	$-	$-	$2,218,216

Michael J. Valentino	2017	$200,000	(5)	$-	$201,600	(7)	$-		$90,000	$-	$-	$491,600
Executive Chairman	2016	$150,000	(6)		$-		$270,890	(8)	$-	$-	$-	$420,890

Rita M. O'Connor (9)	2017	$150,000		$-	$-		$253,557		$43,995	$-	$6,250	$453,802
Chief Financial Officer	2016	$-		$-	$-		$-		$-	$-	$-	$-

(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718.

(2)

Value of stock options awards was calculated using Black Scholes pricing model with assumptions discussed in Note 7 to the Company’s financial statements as of and for the year ended December 31, 2017.

(3)	Amounts related to incentive compensation earned in 2017 based on performance criteria established by the Board of Directors and paid in 2018.

(4)	Includes automobile allowance.

(5)	Amount does not include salary earned in 2015 which was deferred and paid in 2017 upon achievement of certain conditions.

(6)

Amount for the year 2016 includes deferred compensation of $58,333 and $139,000, respectively, to each of Ms. Giordano and Mr. Valentino. The deferred compensation was paid in 2017 upon achievement of certain conditions.

(7)	Represents the grant date fair value of a restricted stock grant of 30,000 shares of Common Stock awarded on August 10, 2017. These shares vested immediately upon grant on August 10, 2017.

(8)

On May 12, 2016, the Company modified the vesting term of the options granted to Mr. Valentino on July 22, 2015 with performance conditions that were not previously considered probable and recorded $270,890 incremental cost related to the modification.

(9)	Ms. O’Connor’s employment with the Company commenced on July 1, 2017 as the Company’s Chief Financial Officer.

Employment Agreements

The following summaries set forth the material terms of the employment agreements entered into with the Company’s executive officers. Each such agreement provides generally that, in the event the executive officer’s role is terminated by the Board without cause or the executive officer resigns for “good reason,” they will be entitled to receive an amount equal to their annual base salary, plus any incentive compensation earned but unpaid as of the date of termination, and their stock option grant will become fully vested as of the date of termination.

Michael J. Valentino, Executive Chairman of the Board

Mr. Valentino entered into an employment agreement, effective as of April 1, 2016, providing for a base salary of $200,000 per year, subject to annual review and adjustment by the Board. Mr. Valentino is also eligible for a potential incentive award bonus of up to 50% (or higher or lower amount if so determined by the board of directors) of his base salary on an annualized basis. Mr. Valentino’s agreement provides for the grant of an initial stock option award equal to 112,509 shares of common stock, 86,257 of which vested as of July 22, 2017, with an additional 26,252 shares becoming exercisable on July 22, 2018, generally subject to Mr. Valentino’s continued employment or consulting relationship with the Company. The options have an exercise price per share of $12.44, with a term of ten years from the date of grant.

Natasha Giordano, President and Chief Executive Officer

Ms. Giordano was appointed as the Company’s President and Chief Executive Officer effective January 1, 2016, per the terms of her employment agreement. Ms. Giordano’s employment agreement provides that she will receive a base salary of $400,000 for her first two years of employment. Ms. Giordano is also eligible for a potential incentive award bonus of up to 50% (or higher or lower amount if so determined by the Board) of her base salary on an annualized basis. Ms. Giordano is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Ms. Giordano’s employment agreement provides for an initial stock option award equal to 216,580 shares of common stock, with 25% of such shares vesting immediately upon commencement of employment, with an additional 25% of such shares vesting on each of the first, second and third anniversaries of such date, generally subject to Ms. Giordano’s continued employment with the Company. The options have an exercise price per share of $12.44, with a term of ten years from the date of grant.

Rita O’Connor, Chief Financial Officer

Ms. O’Connor entered into an employment agreement, effective as of July 1, 2017 and as amended on March 16, 2018, providing for a base salary of $300,000 per year, subject to annual review by the board of directors. Ms. O’Connor is also eligible for a potential incentive award bonus of up to 50% (or higher or lower amount if so determined by the Board) of her base salary on an annualized basis. Ms. O’Connor is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Ms. O’Connor’s employment agreement also provides for a grant of an initial stock option award equal to 60,000 shares of Common Stock, with 20,000 vesting on July 1, 2018, 20,000 vesting on July 1, 2019 and 20,000 vesting on July 1, 2020, generally subject to Ms. O’Connor’s continued employment. The options have an exercise price per share of $6.28, with a term of ten years from the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plans Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity Incentive plan awards; Number of unearned shares, units or other rights that have not vested ($)	Equity incentive plan awards; Market or payout value of unearned shares, unites or other rights that have not vested ($)
Michael J. Valentino	52,504	26,252	(1)	-	$12.44	7/22/2025	-	$-	$-	$-
Executive Chairman	33,753	-		-	$12.44	7/22/2025	-	$-	$-	$-

Natasha Giordano President and	86,872	-		-	$6.72	8/10/2027	-	$-	$-	$-
Chief Executive Officer	162,435	54,145	(2)	-	$12.44	9/25/2025	-	$-	$-	$-

Rita M. O'Connor	-	60,000	(3)	-	$6.28	7/1/2027	-	$-	$-	$-
Chief Financial Officer

(1)	Mr. Valentino’s option grant vests on July 22, 2018, generally subject to Mr. Valentino’s continued employment with the Company.

(2)	Ms. Giordano’s option grant vests on July 22, 2018, generally subject to Ms. Giordano’s continued employment with the Company.

(3)

Ms. O’Connor’s option award vests with respect to 20,000 shares as of July 1, 2018, with an additional 20,000 shares vesting on each of the second and third anniversary of the initial grant date, generally subject to Ms. O’Connor’s continued employment with the Company.

Potential Payments Upon Termination or Change-in-Control

The employment agreements for each of our named executive officers provide for severance pay and other benefits in the event of a change in control. The employment agreements provides for severance payments of (i) the named executive officer’s annual base salary (except for Ms. Giordano, who shall be entitled to receive 150% of her annual base salary), (ii) the annual bonus for a previously completed year but unpaid as of the employment termination date, and (iii) a pro rata portion of the annual bonus the named executive officer would have earned for the fiscal year in which the employment termination occurs in the event the employment is terminated, either voluntarily with “Good Reason” or by the Company without “Cause”, as defined in the applicable employment agreement.  For purposes of the employment agreements, the definition of “Good Reason” includes a Change in Control of the Company in which the applicable employment agreement is not assumed. The severance payments are to be payable in one lump sum payment following the date of employment termination according to our regular payroll practices and policies.  A named executive officer receiving severance payments is also entitled to such employee benefits (including equity compensation), if any, as to which such named executive officer may be entitled under the Company’s employee benefit plans as of the employment termination date.

For purposes of the employment agreements, a “Change in Control” is deemed to occur upon any of the following events:

●	the sale or other transfer of all or substantially all of our assets;

●	the approval by our stockholders of a liquidation or dissolution of the Company;

●	any person, other than a bona fide underwriter, becoming the owner of more than 20% of our outstanding shares of Common Stock;

●

a merger, consolidation or exchange involving the Company, but only if our stockholders prior to such transaction own less than 50% of the combined voting power of the surviving or acquiring entity following the transaction; or

●

the “continuity” members of our Board, being the incumbent members of our Board as of the end of 2017 and future members of our Board who were approved by at least a majority of our continuity members, ceasing to constitute at least a majority of the Board.

Compensation of Non-Employee Directors

The following table presents a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2017:

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)		Total ($)
Gary Balkema	50,000	-	-		50,000
Kirk Calhoun	55,000	-	-		55,000
Robert Casale	50,000	-	-		50,000
John Hadden II	40,000	-	20,000	(1)	60,000

(1)

On November 30, 2017, the Company entered into a consulting agreement with Mr. Hadden for the provision of financial advisory consulting services commencing on December 1, 2017 for a one-month renewal term. In consideration of such services to be rendered under the consulting agreement, the Company paid Mr. Hadden a monthly consulting fee of $20,000 during 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 23, 2018, by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding Common Stock;

●	each of our directors and named executive officers; and

●	all of our directors and executive officers as a group.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise set forth below, the address of the persons listed below is c/o PLx Pharma Inc., 8285 El Rio St., Ste. 130, Houston, TX 77054 and each of the persons listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock (1)
5% or Greater Shareholders
Park West Asset Management LLC(2)	1,075,723	12.33%
Harel Insurance Investments and Financial Services Ltd.(3)	550,000	6.30%

Directors and Named Executive Officers
Michael J. Valentino(4)	267,734	3.03%
Natasha Giordano(5)	250,393	2.79%
Rita O’Connor	-	-
Gary S. Balkema(6)	14,447	*
Kirk Calhoun(7)	10,647	*
Robert Casale(8)	11,712	*
John W. Hadden II(9)	11,192	*
All current executive officers and directors as a group (7 persons)(10)	566,155	6.20%

____________
* Represents holdings of less than 1% of shares outstanding.

(1)

The applicable percentage of ownership for each beneficial owner is based on 8,728,185 shares of Common Stock outstanding as of April 23, 2018. Shares of our Common Stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Based on information contained in a report on Schedule 13D filed jointly by Park West Asset Management LLC (“PWAM”), Park West Investors Master Fund, Limited (“PWIMF”), Park West Partners International, Limited (“PWPI” and, together with PWIMF, the “PW Funds”) and Peter S. Park on November 20, 2017. Consists of (i) 953,465 shares of Common Stock held by PWAM; and (ii) 122,258 shares of Common Stock held by PWPI. PWAM also holds warrants to purchase up to 902,528 shares of Common Stock and PWPI also holds warrants to purchase up to 115,653 shares of Common Stock. The warrants contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result of the foregoing, for purposes of Reg. Section 240.13d-3, PWAM and Mr. Park may be deemed to beneficially own the 1,075,723 shares of Common Stock held in the aggregate by the PW Funds, and no shares of Common Stock underlying the warrants held in the aggregate by the PW Funds. PWAM is the investment manager to PWIMF and PWPI, and Mr. Park is the sole member and manager of PWAM. Each of Mr. Park and PWAM has shared power to vote or direct the vote of 1,075,723 shares of Common Stock. Each of Mr. Park and PWAM has shared power to dispose or direct the disposition of 1,075,723 shares of Common Stock. PWIMF has shared power to vote or direct the vote of 953,465 shares of Common Stock. PWIMF has shared power to dispose or direct the disposition of 953,465 shares of Common Stock. Each of PWAM and Mr. Park specifically disclaims beneficial ownership in the shares of Common Stock reported herein except to the extent of their pecuniary interest therein. The address of Mr. Park, PWAM, PWIMF and PWPI is c/o Park West Asset Management LLC, 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(3)

Based on information contained in a report on Schedule 13F for the calendar year ended December 31, 2017 filed by Harel Insurance Investments & Financial Services Ltd. (“Harel Holdings”) on February 1, 2018. Part of the securities reported herein are held for members of the public through, among others, provident funds and/or mutual funds and/or pension funds and/or insurance policies, which are managed by subsidiaries of Harel Holdings, each of which subsidiaries operates under independent management and makes independent voting and investment decisions, with investment discretion over such securities exercised by either Harel Insurance Company Ltd., Harel-Pia Mutual Funds Ltd., Harel Sal Ltd. or Harel Finance Asset Management Ltd. (collectively, the “Harel Entities”) or Harel Holdings. Each Harel Entity is a direct or indirect, wholly-owned subsidiary of Harel Holdings. Each of Harel Holdings and the Harel Entities disclaims (i) beneficial ownership of any such securities except to the extent of its pecuniary interest therein and (ii) sharing the power to vote or dispose of any such securities. The address of Harel Holdings and the Harel Entities is c/o Harel Insurance Investments & Financial Services Ltd., Harel House, 3 Abba Hillel St., Ramat Gan, L3 52118, Israel.

(4)

Consists of 152,386 shares of Common Stock, options to purchase 86,257 shares of Common Stock exercisable within 60 days of April 23, 2018 and warrants to purchase 29,091 shares of Common Stock exercisable within 60 days of April 23, 2018.

(5)	Consists of 1,086 shares of Common Stock and options to purchase 249,307 shares of Common Stock exercisable within 60 days of April 23, 2018.

(6)	Consists of 5,445 shares of Common Stock and options to purchase 9,002 shares of Common Stock exercisable within 60 days of April 23, 2018.

(7)	Consists of 1,675 shares of Common Stock and options to purchase 9,002 shares of Common Stock exercisable within 60 days of April 23, 2018.

(8)	Consists of 2,710 shares of Common Stock and options to purchase 9,002 shares of Common Stock exercisable within 60 days of April 23, 2018.

(9)	Consists of 2,190 shares of Common Stock and options to purchase 9,002 shares of Common Stock exercisable within 60 days of April 23, 2018.

(10)

Consists of 165,492 shares of Common Stock, options to purchase 371,572 shares of Common Stock exercisable within 60 days of April 23, 2018 and warrants to purchase 29,091 shares of Common Stock exercisable within 60 days of April 23, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are required to be reviewed and approved by the Audit Committee.  Such policy and procedures are set forth in the Audit Committee charter.

Independence of Members of the Board

The Board has determined that all of our non-employee directors are independent within the meaning of the SEC rules. The Board has also determined that all directors serving on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent within the meaning of the SEC rules with respect to membership on each such committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by GBH CPAs, PC for fiscal years 2017 and 2016. There were no other professional services rendered or fees billed by GBH CPAs, PC for fiscal years 2017 and 2016.

Services Rendered	2017	2016
Audit Fees(1)	$84,494	$41,700
Audit-Related Fees(2)	$23,800	$7,000
Tax Fees	-	-
All Other Fees	-	-

(1)

These fees include the audits of our annual consolidated financial statements for fiscal years 2017 and 2016 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2017 and 2016.

(2)	These fees are related to consultations regarding the reverse merger with Dipexium Pharmaceuticals, Inc. and the Form S-1 filed in January 2016.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm are subject to pre-approval by our Audit Committee. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by GBH CPAs, PC in fiscal year 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2017 and 2016, the footnotes thereto, and the report of GBH CPAs, PC, independent registered public accounting firm, are set forth on pages F-1 through F-19 of this Form 10-K.

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

21.1	Subsidiaries of the Company (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

23.1	Consent of GBH CPAs, PC (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

31.2

Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

101.INS	XBRL Instance Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

101.SCH	XBRL Taxonomy Extension Schema Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

101.LAB	XBRL Taxonomy Label Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2017).

*	Filed herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLx Pharma Inc.

By:	/s/ Natasha Giordano
Natasha Giordano
President and Chief Executive Officer
(principal executive officer)

Date: April 27, 2018

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: April 27, 2018

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	April 27, 2018
Natasha Giordano	Chief Executive Officer

*	Director and Executive	April 27, 2018
Michael J. Valentino	Chairman of the Board

*	Director	April 27, 2018
Gary Balkema

*	Director	April 27, 2018
Robert Casale

*	Director	April 27, 2018
Kirk Calhoun

*	Director	April 27, 2018
John W. Hadden II

* By /s/ Rita O’Connor
Rita O’Connor, Attorney-in-fact

3