Form 10-Q
period 2018-03-31
PLx Pharma Inc.
filed 2018-05-11
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2018, there were 8,730,010 shares of common stock, $0.001 par value, issued and outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and service marks, including:

●	PLX®

●	PLXPHARMA®

●	PLXGUARD™

●	ASPERTECTM

●	™

Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the TM symbol, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,418,155	$24,404,368
Accounts receivable, net	76,027	19,384
Inventory, net	-	246,374
Vendor deposits	1,168,687	715,603
Prepaid expenses	268,965	300,169
Security deposit	4,064	4,064
TOTAL CURRENT ASSETS	21,935,898	25,689,962
NON-CURRENT ASSETS
Property and equipment, net	1,181,936	1,029,875
Goodwill	2,061,022	2,061,022
Security deposit	67,714	67,714
TOTAL ASSETS	$25,246,570	$28,848,573

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$821,931	$852,155
Accrued bonus and severance	307,689	849,703
Accrued interest	55,418	54,219
Other current liabilities	59,972	59,614
TOTAL CURRENT LIABILITIES	1,245,010	1,815,691
NON-CURRENT LIABILITIES
Accrued interest	144,061	89,717
Term loan, net of discount and fees	7,003,264	6,942,151
Warrant liability	6,818,268	15,242,915
Other liabilities	136,978	141,707
TOTAL LIABILITIES	15,347,581	24,232,181

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 8,726,198 and 8,722,823 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	8,727	8,723
Additional paid-in capital	72,243,918	71,939,917
Accumulated deficit	(62,353,656)	(67,332,248)
TOTAL STOCKHOLDERS' EQUITY	9,898,989	4,616,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,246,570	$28,848,573

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
REVENUES:
Federal grant	$81,457	$-
TOTAL REVENUES	81,457	-

OPERATING EXPENSES:
Research and development	1,079,036	128,339
General and administrative	2,240,000	1,217,071
TOTAL OPERATING EXPENSES	3,319,036	1,345,410
OPERATING LOSS	(3,237,579)	(1,345,410)

OTHER INCOME (EXPENSE)
Interest income	66,923	-
Interest and other expense	(275,399)	(81,557)
Change in fair value of warrant liability	8,424,647	-
TOTAL OTHER INCOME (EXPENSE)	8,216,171	(81,557)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,978,592	(1,426,967)
Income taxes	-	-
NET INCOME (LOSS)	$4,978,592	$(1,426,967)

Net income (loss) per common share - basic	$0.57	$(0.33)
Net income (loss) per common share - diluted	$0.57	$(0.33)

Weighted average shares of common shares - basic	8,725,038	4,383,433
Weighted average shares of common shares - diluted	8,725,038	4,383,433

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,978,592	$(1,426,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	34,068	314
Share-based compensation	281,505	187,909
Non-cash interest expense	61,113	-
Change in fair value of warrant liability	(8,424,647)	-
Provision for obsolete inventory	463,625	-
Changes in operating assets and liabilities
Accounts receivable	(56,643)	1,250
Inventory	(217,251)	(173,335)
Research services deposit	(453,084)	(670,000)
Prepaid expenses and other assets	31,204	(15,465)
Accounts payable and accrued liabilities	73,470	(114,702)
Accrued bonus and severance	(542,014)	-
Accrued interest	55,543	70,260
Accrued interest - related parties	-	11,297
Other long-term liabilities	(4,371)	-
Net cash used in operating activities	(3,718,890)	(2,129,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(267,323)	(72,411)
Net cash used in investing activities	(267,323)	(72,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	-	460,000
Proceeds from issuance of convertible notes payable - related parties	-	108,300
Proceeds from Dipexium note	-	2,000,000
Net cash provided by financing activities	-	2,568,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,986,213)	366,450
Cash and cash equivalents, beginning of period	24,404,368	59,335
Cash and cash equivalents, end of period	$20,418,155	$425,785

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$158,698	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$8,364	$-
Value of common shares issued to vendor for services	$22,500	$-

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on hand, to meet our obligations as they become due. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at March 31, 2018 is adequate to fund operations for at least twelve months from the date that these financial statements were issued.

NOTE 3. SUMMARY OF Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2017 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017.

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

Foreign Currency

The functional currency of our foreign subsidiaries has been designated as the U.S. dollar. Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of March 31, 2018, the Company had cash and cash equivalents of approximately $20.4 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of March 31, 2018 and December 31, 2017, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of March 31, 2018 and December 31, 2017 was comprised of raw materials for the manufacture of Aspertec. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was $743,170 and $319,736 as of March 31, 2018 and December 31, 2017, respectively. The provision for obsolete inventory for the three months ended March 31, 2018 was $463,625 and is included in research and development expenses in the consolidated statement of operations.

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

Management evaluates indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 31 of each year, by comparing the fair value of the asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss would be recognized in the amount of such excess. Goodwill is not amortized but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. Management performs its review of goodwill on its one reporting unit.

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

The Company recognized an impairment loss in the fourth quarter of 2017 of approximately $2.3 million for the full carrying value of its IPR&D and trademark intangible assets. The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the three months ended March 31, 2018.

Revenue Recognition

Policy prior to the adoption of new revenue recognition guidelines on January 1, 2018

The Company recognized revenues when persuasive evidence of an arrangement existed, delivery had occurred or services had been provided, the purchase price was fixed or determinable and collectability reasonably assured. The Company’s historical revenue was generated pursuant to cost reimbursable federal grants and pursuant to joint development arrangements. For cost reimbursable grants, revenues were based on internal and subcontractor costs incurred that are specifically covered under reimbursement arrangements, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. Grant revenue was recognized as grant-related expenses were incurred by the Company or its subcontractors. The grant agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that the Company uses in connection with the program. The Company retains all other rights to use, develop, and commercialize the technology. For joint development arrangements, revenue was recognized when the related expenditure was made under the reimbursement provisions of the sponsored research agreement or activities under a patent license agreement, or when the Company’s obligations under the arrangements were completed.

The Company did not recognize revenue during the three months ended March 31, 2017.

Policy after the adoption of new revenue recognition guidelines on January 1, 2018

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customer using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. Deferred revenue results from cash receipts from or amounts billed to customers in advance of the transfer of control of the promised services to the customer and is recognized as performance obligations are satisfied. When sales commissions or other costs to obtain contracts with customers are considered incremental and recoverable, those costs are deferred and then amortized as selling and marketing expenses on a straight-line basis over an estimated period of benefit.

The Company determined that its sole revenue arrangement as of the date of adoption, a cost-reimbursable federal grant with the National Institutes of Health, is not within the scope of the new revenue guidance and, accordingly, the Company will continue to recognize revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. As such, the adoption did not impact the Company’s consolidated financial statements.

The Company also determined that it has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any material contract assets or liabilities as of March 31, 2018.

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with specific projects and include fees paid to various entities that perform research related services for the Company.

Share-Based Compensation

The Company recognizes expense in its consolidated statements of operations for the fair value of all share-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company adopted new accounting guidance, effective January 1, 2017, with respect to share-based compensation and related income tax aspects, and now accounts for forfeitures as they occur rather than using an estimated forfeiture rate.  The adoption did not have a material impact on the consolidated financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Corporate tax rate changes resulting from the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) were reflected in deferred tax assets and liabilities as of December 31, 2017 since the Tax Act was enacted in December 2017. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

The Company is no longer subject to U.S. Federal or state examinations by tax authorities for years ending before December 31, 2012.

Reverse Stock Split

The Company’s Board of Directors approved a 1-for-8 reverse stock split of the Company’s common stock effective April 19, 2017. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and prior to the Merger convertible notes using the if-converted method. None of the potential dilutive securities had a dilutive impact during the three months ended March 31, 2018. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive.

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) prior to the Merger closing in April 2017, convertible notes exercisable for or exchangeable into common stock, which have been excluded from the computation of diluted loss per share, was 3,878,802 shares and 930,762 shares as of March 31, 2018 and 2017, respectively.

Recent Accounting Developments

Recently Adopted Guidance

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance simplifying the accounting for, and financial statement disclosure of, share-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement, and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other share-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016, and early adoption is permitted, though all amendments to GAAP in the guidance must be adopted in the same period. The adoption of certain amendments in the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. The Company adopted this guidance effective January 1, 2017 and elected to account for forfeitures as they occur. The adoption did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued guidance for the accounting for inventory. One of the main provisions of this guidance update is that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. The amendments to GAAP in this update for public business entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance effective January 1, 2017 and it did not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued accounting guidance to simplify the presentation of deferred taxes. Previously, GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. Under this guidance, deferred tax liabilities and assets will be classified as noncurrent amounts. The standard is effective for reporting periods beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017 and it did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued accounting guidance simplifying the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard effective April 1, 2017. While the adoption of this accounting guidance may have a material impact in determining the results of future goodwill impairment tests and therefore impact the consolidated financial statements, there was no impact of the adoption during the year ended December 31, 2017.

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company adopted this guidance effective January 1, 2018 on a modified retrospective basis and it did not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company adopted this guidance effective January 1, 2018 on a retrospective basis and it did not have a material impact on the consolidated financial statements.

Unadopted Guidance

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements.

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

Pro forma disclosures

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2017 as if the Merger had been completed as of January 1, 2017. Pro forma information primarily reflects adjustments relating to (i) conversion of convertible notes and elimination of associated interest expense and (ii) the amortization of intangibles acquired. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2017 or that may be obtained in the future.

Three Months Ended March 31,
Unaudited pro forma results	2017

Revenues	$-
Net loss	$(2,878,846)
Net loss per share	$(0.48)

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

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 8.75% at March 31, 2018), with interest payable monthly. The monthly payments will consist of interest-only for the first 18 months, after which the Term Loan will be payable in 24 equal monthly installments of principal, plus accrued interest. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 1, 2021. Once repaid, the Term Loan may not be reborrowed.

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

The Term Loan Facility is collateralized by substantially all of the Company’s assets, including the Company’s intellectual property. The Term Loan Facility also contains certain restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. The Term Loan Facility contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on the lenders’ security interest over the collateral, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB.

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

As of March 31, 2018, the $7.5 million face value of the Term Loan was presented in the accompanying unaudited consolidated balance sheet net of unamortized discounts and issuance costs of $496,736.

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

Total interest expense recognized on the various debt arrangements for the three months ended March 31, 2018 and 2017 was $275,354 and $81,557, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Equity Financing

On June 14, 2017, the Company completed a concurrent public offering of common stock and private placement of stock purchase warrants to investors, issuing (i) 2,646,091 shares of common stock in the public offering at $6.875 per share and (ii) stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share in the private placement, generating total gross proceeds of approximately $18.2 million. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term and are classified as liabilities due to certain cash settlement provisions.

Stock Options

Following is a summary of option activities for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,166,709	$18.54	7.8	$90,097
Granted	7,500	$6.29
Exercise, cancelled or forfeited	-
Outstanding, March 31, 2018	1,174,209	$18.47	7.6	$-

Exercisable, March 31, 2018	888,124	$21.71	7.2	$-

The Company grants options to employees, directors, advisors, and consultants from two current plans – the Old PLx Omnibus Stock Option Plan and the Dipexium 2013 Equity Incentive Plan. On April 19, 2017, the Company completed the Merger with Dipexium and Dipexium had 191,963 fully vested options outstanding as of the date of the Merger that continue to be exercisable. At March 31, 2018, an aggregate of 235,403 shares of common stock remained available for grant under the two plans.

During the three months ended March 31, 2018, the Company granted total stock options to purchase a total of 7,500 common shares to employees at a weighted average strike price of $6.29 per share. The options had an aggregate fair value of approximately $33,097, which was calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 2.7%, (2) expected life of 6.0 years, (3) expected volatility of approximately 81%, and (4) zero expected dividends.

As of March 31, 2018, the Company had $1.1 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 1.7 years.

During the three months ended March 31, 2018 and 2017, the Company recorded $281,505 and $187,909, respectively, in total compensation expense related to the stock options and stock bonuses. Substantially all stock-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company presently leases office space under operating lease agreements, expiring on December 31, 2019, July 31, 2021 and October 3, 2021, respectively. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $32,769 and $14,721 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum obligations under non-cancelable operating leases with terms expiring in 2021 are:

2018	258,170
2019	349,804
2020	301,993
2021	190,874
Total	$1,100,841

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

Master Services Agreement with Pharmaceutical Manufacturing Research Services, Inc.

In February 2017, the Company entered into a master services agreement with Pharmaceutical Manufacturing Research Services, Inc. (“PMRS”). Pursuant to the agreement, PMRS agreed to provide manufacturing and project management services related to Aspertec. The agreement has a term of five years and allows the Company and PMRS to contract multiple projects. The initial three projects are estimated to cost $2.8 million, and in 2017 the Company paid a total of $1,237,750 as deposits for project initiation. As of March 31, 2018, the remaining unused deposit was $593,000.

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm. The agreement has a term of 15 months and the Company agreed to pay a fee of $11,250 in cash for the period from March 15, 2017 through April 30, 2017 and a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in the Company’s common shares. The Company issued 3,375 common shares valued at $22,500 during the three months ended March 31, 2018 as payment for services during the period.

Severance Obligations

Effective July 31, 2017, the Company entered into a separation agreement with its former Acting Chief Financial Officer. Pursuant to the agreement, the Company agreed to pay monthly severance payments of $12,500 for twelve months following the separation date. Accordingly, the Company has approximately $50,000 of  remaining severance related to this arrangement accrued and unpaid as of March 31, 2018.

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018:

Description	Balance at December 31, 2017	Additions in 2018	Change in Fair Value	Balance at March 31, 2018

Warrant liability	$15,242,915	$-	$(8,424,647)	$6,818,268

The following table identifies the carrying amounts of such liabilities at March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$6,818,268	$6,818,268
Balance at March 31, 2018	$-	$-	$6,818,268	$6,818,268

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$15,242,915	$15,242,915
Balance at December 31, 2017	$-	$-	$15,242,915	$15,242,915

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the three months ended March 31, 2018 and 2017.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” referenced under Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (March 31, 2018), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three months ended March 31, 2018 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.

Overview

We are a late-stage specialty pharmaceutical company initially focused on developing our clinically validated and patent-protected PLxGuard delivery system to provide more effective and safer aspirin products. Our PLxGuard delivery system works by releasing active pharmaceutical ingredients into the duodenum, the first part of the small intestine immediately below the stomach, rather than in the stomach itself. We believe this could improve the absorption of many drugs currently on the market or in development, and reduces acute gastrointestinal (GI) side effects — including erosions, ulcers and bleeding — associated with aspirin and ibuprofen, and potentially other drugs.

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

Our commercialization strategy will target both the over the counter (OTC) and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of Aspertec 325 mg and expected approval for Aspertec 81 mg for OTC and prescription use when recommended by physicians for cardiovascular disease treatment and prevention. Given our clinical demonstration of better antiplatelet efficacy (as compared with enteric-coated aspirin) and improved acute GI safety over regular aspirin, we intend to use a physician-directed sales force to inform physicians — and, by extension, consumers — about our product’s clinical results in an effort to command both greater market share and a higher price for our aspirin product. Our product pipeline also includes other oral nonsteroidal anti-inflammatory drugs (“NSAIDs”) using the PLxGuard delivery system that may be developed, including a clinical-stage, GI-safer ibuprofen — PL1200 Ibuprofen 200 mg — for pain and inflammation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2018 and 2017

Revenue

Total revenues were $81 thousand for the three months ended March 31, 2018. Revenue recognized in 2018 is attributable to work performed under a recent award of the National Institutes of Health. No revenue was recognized for the three months ended March 31, 2017.

Operating Expenses

Total operating expenses were approximately $3.3 million during the three months ended March 31, 2018, a 147% increase over operating expenses of approximately $1.3 million in the comparable period in 2017. Operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$1,079,036	$128,339	$950,697	741%
General and administrative expenses	2,240,000	1,217,071	1,022,929	84%
Total operating expenses	$3,319,036	$1,345,410	$1,973,626	147%

Research and Development Expenses

Research and development expenses totaled approximately $1.1 million in the three months ended March 31, 2018 compared to $0.1 million in the prior year period, an increase of approximately $1.0 million. The increase was attributable to the near absence of any research and development expenses in 2017 and the initiation of technology transfer, contract manufacturing activities, and other product development activities for Aspertec throughout the first quarter of 2018, along with a provision for inventory obsolescence of $0.5 million in the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses totaled approximately $2.2 million in the three months ended March 31, 2018 compared to approximately $1.2 million in the prior year period, an increase of approximately $1.0 million. The increase was primarily attributable to (i) increased compensation expense of $0.6 million, including non-cash stock compensation expense, (ii) prelaunch marketing to healthcare professionals of approximately $0.2 million, and (iii) other professional fees including legal, accounting, financial advisory, insurance and other administrative costs totaling approximately $0.2 million.

Other income (expense), net

Other income (expense), net totaled approximately $8.2 million of net income in the three months ended March 31, 2018 compared to $0.1 million of net expense in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability ($8.4 million of other income), partially offset by approximately $0.2 million of additional interest expense in the 2018 period.

LIQUIDITY AND CAPITAL RESURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(3,718,890)	$(2,129,439)
Net cash used in investing activities	$(267,323)	$(72,411)
Net cash provided by financing activities	$-	$2,568,300

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $3.7 million for the three months ended March 31, 2018 primarily reflects our net income for the period of approximately $5.0 million adjusted for various non-cash charges and income, including (i) approximately $8.4 million change in fair value of warrant liability reflected as other income, (ii) approximately $0.5 million for an increase to inventory obsolescence reserves, (iii) net operating asset/liability changes of approximately $1.1 million, partially offset by (iv) approximately $0.3 million of share based compensation.

Net cash used in operating activities of approximately $2.2 million for the three months ended March 31, 2017 primarily reflects our net loss for the period of approximately $1.4 million adjusted for net operating asset/liability changes of approximately $0.9 million, partially offset by $0.2 million of non-cash stock-based compensation expense.

Net Cash Provided by Investing Activities

Net cash used in investing activities totaled approximately $0.3 million and $0.1 million in the three months ended March 31, 2018 and 2017, respectively, relating to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $2.6 million in the three months ended March 31, 2017, primarily relating to borrowings under various debt arrangements. We had no financing activity in the three months ended March 31, 2018.

Future Liquidity and Needs

As of March 31, 2018, we had working capital of approximately $20.7 million, including cash and cash equivalents of approximately $20.4 million. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at March 31, 2018 is adequate to fund operations for at least twelve months from the date that this Quarterly Report on Form 10-Q was filed.

We have not generated any revenue from the sale of products, have not generated revenue from licensing activities, and have incurred losses in each year since we commenced operations. As of March 31, 2018, we had an accumulated deficit of approximately $62.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of Aspertec and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017, under the heading “Part I – Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

INDEX TO EXHIBITS

Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: May 11, 2018	/s/ Natasha Giordano
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)