Form 10-Q
period 2018-06-30
PLx Pharma Inc.
filed 2018-08-10
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 1, 2018, there were 8,735,862 shares of common stock, $0.001 par value, issued and outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to bring our lead product candidates, Vazalore 81 mg and 325 mg (formerly Aspertec 81 mg and 325 mg, respectively), to market-readiness;
●	our ability to maintain regulatory approval of Vazalore 325 mg or obtain and maintain regulatory approval of Vazalore 81 mg and any future product candidates;
●	the benefits of the use of Vazalore;
●	the projected dollar amounts of future sales of established and novel gastrointestinal(“GI”)-safer technologies for non-steroidal anti-inflammatory drugs (“NSAIDs”) and other analgesics;
●	our ability to successfully commercialize our Vazalore products, or any future product candidates;
●	the rate and degree of market acceptance of our Vazalore products or any future product candidates;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to scale up manufacturing of our Vazalore products to commercial scale;
●	our ability to successfully build a specialty sales force and commercial infrastructure or collaborate with a firm that has these capabilities;
●	our ability to compete with companies currently producing GI-safer technologies for NSAIDs and other analgesics;
●	our reliance on third parties to conduct our clinical studies;
●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;
●	our reliance on our collaboration partners’ performance over which we do not have control;
●	our ability to retain and recruit key personnel, including development of a sales and marketing function;
●	our ability to obtain and maintain intellectual property protection for our Vazalore products or any future product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	our ability to identify, develop, acquire and in-license new products and product candidates;
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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and service marks, including:

●	PLX®

●	PLXPHARMA®

●	PLXGUARD™

●	VAZALORETM

●	™

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,924,709	$24,404,368
Accounts receivable	127,588	19,384
Inventory, net	-	246,374
Vendor deposits	575,687	715,603
Prepaid expenses	584,973	300,169
Security deposit	4,064	4,064
TOTAL CURRENT ASSETS	19,217,021	25,689,962
NON-CURRENT ASSETS
Property and equipment, net	1,516,594	1,029,875
Goodwill	2,061,022	2,061,022
Security deposit	67,714	67,714
TOTAL ASSETS	$22,862,351	$28,848,573

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$477,660	$852,155
Accrued bonus and severance	504,305	849,703
Accrued interest	55,574	54,219
Current portion of term loan, net of discount and fees	1,003,170	-
Other current liabilities	60,362	59,614
TOTAL CURRENT LIABILITIES	2,101,071	1,815,691
NON-CURRENT LIABILITIES
Accrued interest	198,794	89,717
Term loan, net of discount and fees	6,061,864	6,942,151
Warrant liability	7,816,189	15,242,915
Other liabilities	130,253	141,707
TOTAL LIABILITIES	16,308,171	24,232,181

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 8,731,756 and 8,722,823 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	8,732	8,723
Additional paid-in capital	72,502,508	71,939,917
Accumulated deficit	(65,957,060)	(67,332,248)
TOTAL STOCKHOLDERS' EQUITY	6,554,180	4,616,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,862,351	$28,848,573

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Federal grant	$167,459	$375,951	$248,916	$375,951
TOTAL REVENUES	167,459	375,951	248,916	375,951

OPERATING EXPENSES:
Research and development	734,246	626,296	1,813,282	754,635
General and administrative	1,830,586	4,024,658	4,070,586	5,241,729
TOTAL OPERATING EXPENSES	2,564,832	4,650,954	5,883,868	5,996,364
OPERATING LOSS	(2,397,373)	(4,275,003)	(5,634,952)	(5,620,413)

OTHER INCOME (EXPENSE)
Interest income	75,175	14,482	142,098	14,482
Interest and other expense	(283,285)	(642,006)	(558,684)	(723,563)
Change in fair value of warrant liability	(997,921)	1,746,420	7,426,726	1,746,420
TOTAL OTHER INCOME (EXPENSE)	(1,206,031)	1,118,896	7,010,140	1,037,339
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,603,404)	(3,156,107)	1,375,188	(4,583,074)
Income taxes	-	920,000	-	920,000
NET INCOME (LOSS)	$(3,603,404)	$(2,236,107)	$1,375,188	$(3,663,074)

Net income (loss) per common share - basic	$(0.41)	$(0.36)	$0.16	$(0.69)
Net income (loss) per common share - diluted	$(0.41)	$(0.36)	$0.16	$(0.69)

Weighted average shares of common shares - basic	8,729,962	6,157,970	8,727,514	5,275,603
Weighted average shares of common shares - diluted	8,729,962	6,157,970	8,727,514	5,275,603

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,375,188	$(3,663,074)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	89,451	3,161
Share-based compensation	517,600	391,270
Non-cash interest expense	122,883	623,908
Change in fair value of warrant liability	(7,426,726)	(1,746,420)
Provision for obsolete inventory	475,417	-
Expenses allocated to warrant liability	-	1,302,995
Deferred tax benefit	-	(920,000)
Changes in operating assets and liabilities
Accounts receivable	(108,204)	(375,951)
Inventory	(229,043)	(278,014)
Vendor deposit	139,916	(657,400)
Prepaid expenses and other assets	(284,804)	(271,623)
Accounts payable and accrued liabilities	(239,937)	(441,321)
Accrued bonus and severance	(345,398)	-
Accrued interest	110,432	85,909
Accrued interest - related parties	-	13,747
Other long-term liabilities	(10,706)	-
Net cash used in operating activities	(5,813,931)	(5,932,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(665,728)	(90,513)
Cash received in business combination	-	11,776,427
Net cash used in investing activities	(665,728)	11,685,914

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	-	460,000
Proceeds from issuance of convertible notes payable - related parties	-	108,300
Proceeds from Dipexium note	-	2,000,000
Proceeds from equity offering, net of allocated issuance costs	-	16,698,854
Net cash provided by financing activities	-	19,267,154

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,479,659)	25,020,255
Cash and cash equivalents, beginning of period	24,404,368	59,335
Cash and cash equivalents, end of period	$17,924,709	$25,079,590

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$325,313	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Value of common shares issued to vendor for services	$45,000	$15,000
Value of common shares issued in business combination	$-	$15,048,883
Value of common shares issued upon conversion of debt and accrued interest	$-	$2,495,620

See accompanying notes to unaudited consolidated financial statements

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc., together with its subsidiaries PLx Opco Inc., PLx Chile SpA and Dipexium Pharmaceuticals Ireland Limited, is a late stage startup specialty pharmaceutical company focusing initially on commercializing two patent-protected lead products: VazaloreTM 325 mg and Vazalore TM 81 mg (referred to together as “Vazalore”). Vazalore 325 mg is approved by the U.S. Food and Drug Administration (“FDA”) for over-the-counter distribution and is the first ever liquid-filled aspirin capsule.

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

On December 22, 2016, Old PLx entered into an Agreement and Plan of Merger and Reorganization among Old PLx, Dipexium Pharmaceuticals, Inc. (“Dipexium”) and Dipexium AcquireCo. (the “Merger”). The Merger closed on April 19, 2017. Pursuant to the terms of the Merger and after the consummation of the Merger, Old PLx was renamed PLx Opco Inc. and became a wholly-owned subsidiary of Dipexium, and Dipexium was renamed PLx Pharma Inc. and became the continuing registrant and reporting company. Immediately after the Merger, Old PLx’s former shareholders owned a majority of the voting common stock of the combined company and controlled the combined company’s board of directors, and Old PLx’s officers became the officers of the combined company. The combined company, renamed as PLx Pharma Inc., together with its subsidiaries PLx Opco Inc., PLx Chile SpA and Dipexium Pharmaceuticals Ireland Limited, is referred to herein as the “Company.” The Merger was accounted for as a reverse acquisition business combination and Old PLx’s historical consolidated financial statements have replaced Dipexium’s historical consolidated financial statements with respect to periods prior to the completion of the Merger. See Note 4. Unless otherwise indicated, with respect to any period of time prior to the completion of the Merger, references to the “Company,” “we,” “our” or “us” refer to Old PLx and not Dipexium.

NOTE 2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on hand, to meet our obligations as they become due. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at June 30, 2018 is adequate to fund operations for at least twelve months from the date that these financial statements were issued.

NOTE 3. SUMMARY OF Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2017 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2018 and the results of operations for the six and three months ended June 30, 2018 and 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of June 30, 2018, the Company had cash and cash equivalents of approximately $17.9 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of June 30, 2018 and December 31, 2017, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of June 30, 2018 and December 31, 2017 was comprised of raw materials for the manufacture of Vazalore. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was $754,962 and $319,736 as of June 30, 2018 and December 31, 2017, respectively.

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

The Company recognized an impairment loss in the fourth quarter of 2017 of approximately $2.3 million for the full carrying value of its IPR&D and trademark intangible assets. The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the six or three months ended June 30, 2018.

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

The Company recognized $167,459 and $375,951 of revenue under cost-reimbursable grants during the three months ended June 30, 2018 and 2017, respectively. The Company recognized $248,916 and $375,951 of revenue under cost-reimbursable grants during the six months ended June 30, 2018 and 2017, respectively.

The Company also determined that it has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any material contract assets or liabilities as of June 30, 2018.

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

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and prior to the Merger convertible notes using the if-converted method. None of the potential dilutive securities had a dilutive impact during the six or three months ended June 30, 2018. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive.

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) prior to the Merger closing in April 2017, convertible notes exercisable for or exchangeable into common stock, which have been excluded from the computation of diluted loss per share, was 3,841,302 shares and 3,575,928 shares as of June 30, 2018 and 2017, respectively.

Recent Accounting Developments

Recently Adopted Guidance

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

Unadopted Guidance

In June 2018, the FASB issued guidance with respect to the accounting for nonemployee share-based payment awards. The guidance generally aligns the accounting for nonemployee awards to that for employees. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4. REVERSE MERGER BUSINESS COMBINATION

On December 22, 2016, the Company entered into an Agreement and Plan of Merger and Reorganization among Old PLx, Dipexium and Dipexium AcquireCo. The Merger closed on April 19, 2017. Pursuant to the terms of the Merger and after the consummation of the Merger, Old PLx was renamed PLx Opco Inc. and became a wholly-owned subsidiary of Dipexium, and Dipexium (renamed PLx Pharma Inc.) became the continuing registrant and reporting company. Immediately after the Merger, Old PLx’s former shareholders owned a majority of the voting common stock of the combined company and controlled the combined company’s board of directors, and Old PLx’s officers became the officers of the combined company. The combined company, renamed as PLx Pharma Inc., together with its subsidiaries PLx Opco Inc., PLx Chile SpA and Dipexium Pharmaceuticals Ireland Limited, is referred to herein as the “Company.” The business purposes of the Merger included, among other purposes, obtaining the following potential advantages: (i) the combined organization’s resources would be immediately available to allow commencement of manufacturing and pre-commercialization activities for Vazalore; and (ii) the public company status of Dipexium would allow the Company greater potential access to additional capital.

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

Pro forma disclosures

The following unaudited pro forma financial information summarizes the results of operations for the six months ended June 30, 2017 as if the Merger had been completed as of January 1, 2017. Pro forma information primarily reflects adjustments relating to (i) conversion of convertible notes and elimination of associated interest expense and (ii) the amortization of intangibles acquired. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2017 or that may be obtained in the future.

Six Months Ended June 30,
Unaudited pro forma results	2017

Revenues	$375,951
Net loss	$(5,096,845)
Net loss per share	$(0.81)

NOTE 5. DEBT

Term Loan Facility

On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and will have the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtains (a) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of Vazalore.

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 9.0% at June 30, 2018), with interest payable monthly. The monthly payments will consist of interest-only for the first 18 months, after which the Term Loan will be payable in 24 equal monthly installments of principal, plus accrued interest. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021. Once repaid, the Term Loan may not be reborrowed.

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

As of June 30, 2018, the $7.5 million face value of the Term Loan was presented in the accompanying unaudited consolidated balance sheet net of unamortized discounts and issuance costs of $434,966.

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

Total interest expense recognized on the various debt arrangements for the six months ended June 30, 2018 and 2017 was $558,684 and $723,563, respectively. Total interest expense recognized on the various debt arrangements for the three months ended June 30, 2018 and 2017 was $283,285 and $642,006, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Equity Financing

On June 14, 2017, the Company completed a concurrent public offering of common stock and private placement of stock purchase warrants to investors, issuing (i) 2,646,091 shares of common stock in the public offering at $6.875 per share and (ii) stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share in the private placement, generating total gross proceeds of approximately $18.2 million. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term and are liability classified due to the holders’ right to require the Company to repurchase the warrants for cash upon certain deferred fundamental transactions.

Stock Options

Following is a summary of option activities for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,166,709	$18.54	7.8	$90,097
Granted	15,000	$4.79
Exercise, cancelled or forfeited	(45,000)	$6.55
Outstanding, June 30, 2018	1,136,709	$18.84	7.3	$4,650

Exercisable, June 30, 2018	903,624	$21.48	7.0	$-

The Company grants options to employees, directors, advisors, and consultants from two current plans – the Old PLx Omnibus Stock Option Plan and the Dipexium 2013 Equity Incentive Plan. On April 19, 2017, the Company completed the Merger with Dipexium and Dipexium had 191,963 fully vested options outstanding as of the date of the Merger that continue to be exercisable. At June 30, 2018, an aggregate of 272,903 shares of common stock remained available for grant under the two plans.

The Company granted 15,000 options during the six months ended June 30, 2018 with an aggregate fair value of approximately $49,687 calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 2.7% to 2.8%, (2) expected life of 6.0 years, (3) expected volatility of 76% to 81%, and (4) zero expected dividends.

As of June 30, 2018, the Company had $0.7 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 1.7 years.

During the three months ended Juned 30, 2018 and 2017, the Company recorded $236,095 and $203,361, respectively, in total compensation expense related to the stock options and stock bonuses. During the six months ended June 30, 2018 and 2017, the Company recorded $517,600 and $391,270, respectively, in total compensation expense related to the stock options and stock bonuses. Substantially all share-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company presently leases office space under operating lease agreements, expiring on December 31, 2019, July 31, 2021 and October 3, 2021, respectively. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $24,368 and $49,392 for the three months ended June 30, 2018 and 2017, respectively. Rental expense under these agreements was $57,137 and $60,363 for the six months ended June 30, 2018 and 2017, respectively.

Future minimum obligations under non-cancelable operating leases with terms expiring through 2021 are:

2018	172,114
2019	349,804
2020	301,993
2021	190,874
Total	$1,014,785

The Company ceased using the office space under one of the leases in the fourth quarter of 2017 and entered into a sublease agreement that leases substantially all of the space to a subtenant; the Company recognized a loss of approximately $200,000 in the fourth quarter of 2017 related to the abandonment. The above table of minimum lease payments excludes approximately $623,000 of sublease payments expected to be received through July 31, 2021.

Patent License Agreement with the Board of Regents of the University of Texas (NSAIDs)

On January 8, 2003, the Company entered into a patent license agreement with the Board of Regents of The University of Texas System, under which it acquired an exclusive license for several patents and patent applications both inside and outside of the United States relating to gastrointestinal safer formulations of NSAIDs. Additionally, the Company acquired worldwide rights to commercialize licensed products which allow for the Company to grant sublicenses subject to royalty payments.

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $3,099 and $49,119 related to the University in the three and six month periods ended June 30, 2018. The Company recognized total expenses of $23,512 and $48,512 related to the University in the three and six month periods ended June 30, 2017.

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm. The agreement expires in June 2019 and the Company agreed to pay a fee of $11,250 in cash for the period from March 15, 2017 through April 30, 2017 and a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in the Company’s common shares. The Company issued 8,933 common shares during the six months ended June 30, 2018 as payment for services during such period.

Severance Obligations

Effective July 31, 2017, the Company entered into a separation agreement with its former Acting Chief Financial Officer. Pursuant to the agreement, the Company agreed to pay monthly severance payments of $12,500 for twelve months following the separation date. Accordingly, the Company had $12,500 of severance related to this arrangement accrued and unpaid as of June 30, 2018.

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018:

Description	Balance at December 31, 2017	Established in 2018	Change in Fair Value	Balance at June 30, 2018

Warrant liability	$15,242,915	$-	$(7,426,726)	$7,816,189

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2018:

Description	Balance at March 31, 2018	Established in 2018	Change in Fair Value	Balance at June 30, 2018

Warrant liability	$6,818,268	$-	$997,921	$7,816,189

The following table identifies the carrying amounts of such liabilities at June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$7,816,189	$7,816,189
Balance at June 30, 2018	$-	$-	$7,816,189	$7,816,189

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$15,242,915	$15,242,915
Balance at December 31, 2017	$-	$-	$15,242,915	$15,242,915

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the six or three months ended June 30, 2018 and 2017.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (June 30, 2018), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the six and three months ended June 30, 2018 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.

Overview

We are a late-stage specialty pharmaceutical company initially focused on developing our clinically validated and patent-protected PLxGuard delivery system to provide more effective and safer aspirin products. Our PLxGuard delivery system works by releasing active pharmaceutical ingredients into the duodenum, the first part of the small intestine immediately below the stomach, rather than in the stomach itself. We believe this could improve the absorption of many drugs currently on the market or in development and reduces acute gastrointestinal (“GI”) side effects — including erosions, ulcers and bleeding — associated with aspirin and ibuprofen, and potentially other drugs.

Our U.S. Food and Drug Administration (“FDA”) approved lead product, Vazalore 325 mg (formerly PL2200 Aspirin 325 mg and subsequently Aspertec 325 mg), is a novel formulation of aspirin using the PLxGuard delivery system that is intended to significantly reduce acute GI side effects while providing better antiplatelet effectiveness for cardiovascular disease prevention as compared with the current standard of care, enteric-coated aspirin. Vazalore 325 mg was originally approved under the drug name aspirin, and the proprietary name ‘Vazalore’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation — Vazalore 81 mg (formerly Aspertec 81 mg) — is in late-stage development and will be the subject of an sNDA, leveraging the already approved status of Vazalore 325 mg. Our goal is to begin selling both products in the United States by mid-2020, subject to approval by the FDA.

Our commercialization strategy will target both the over-the-counter (“OTC”) and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of Vazalore 325 mg and expected approval for Vazalore 81 mg for OTC and prescription use when recommended by physicians for cardiovascular disease treatment and prevention. Given our clinical demonstration of better antiplatelet efficacy (as compared with enteric-coated aspirin) and improved acute GI safety over regular aspirin, we intend to use a physician-directed sales force to inform physicians — and, by extension, consumers — about our product’s clinical results in an effort to command both greater market share and a higher price for our aspirin product. Our product pipeline also includes other oral nonsteroidal anti-inflammatory drugs (“NSAIDs”) using the PLxGuard delivery system that may be developed, including a clinical-stage, GI-safer ibuprofen — PL1200 Ibuprofen 200 mg — for pain and inflammation.

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

Share-Based Compensation

The Company recognizes expense in the consolidated statements of operations for the fair value of all share-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company adopted new accounting guidance, effective January 1, 2017 with respect to share-based compensation and related income tax aspects, and now accounts for forfeitures as they occur rather than using an estimated forfeiture rate.  The adoption did not have a material impact on our consolidated financial statements.

Adopted Accounting Guidance

For a discussion of significant accounting guidance recently adopted or unadopted accounting guidance that has the potential of being significant, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2018 and 2017

Revenue

Total revenues were $167,459 for the three months ended June 30, 2018, a 55% decrease as compared to revenues of $375,951 for the three months ended June 30, 2017. Revenue in both the 2018 and 2017 periods is primarily attributable to work performed under a federal grant from the National Institutes of Health awarded in 2017.

Operating Expenses

Total operating expenses were approximately $2.6 million during the three months ended June 30, 2018, a 45% decrease from operating expenses of approximately $4.7 million in the comparable period in 2017. Operating expenses for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$734,246	$626,296	$107,950	17%
General and administrative expenses	1,830,586	4,024,658	(2,194,072)	(55)%
Total operating expenses	$2,564,832	$4,650,954	$(2,086,122)	(45)%

Research and Development Expenses

Research and development expenses totaled approximately $0.7 million in the three months ended June 30, 2018 compared to $0.6 million in the prior year period, an increase of approximately $0.1 million. The expenses in both periods included continued product development and manufacturing activities for Vazalore.

General and Administrative Expenses

General and administrative expenses totaled approximately $1.8 million in the three months ended June 30, 2018 compared to approximately $4.0 million in the prior year period, a decrease of approximately $2.2 million. The decrease was primarily attributable to (i) public offering costs of approximately $1.3 million related to the June 2017 equity offering, (ii) decreased compensation expense of $0.5 million, as a one-time discretionary bonus of $1.2 million issued to senior management due to the achievement of financing in 2017 was partially offset by additional personnel in 2018 and (iii) decreased other professional fees including legal, accounting, financial advisory, insurance and other administrative costs totaling approximately $0.4 million.

Other income (expense), net

Other income (expense), net totaled approximately $1.2 million of net expense in the three months ended June 30, 2018 compared to $1.1 million of net other income in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($1.0 million of net other expense in the three months ended June 30, 2018 as compared to $1.7 million of other income in the comparable 2017 period), partially offset by approximately $0.4 million of less interest expense in the 2018 period (interest expense in the 2017 period included $0.6 million related to a beneficial conversion feature).

Comparison of Six Months Ended June 30, 2018 and 2017

Revenue

Total revenues were $248,916 for the six months ended June 30, 2018, a 34% decrease from revenues of $375,951 for the six months ended June 30, 2017. Revenue in both the 2018 and 2017 periods is primarily attributable to work performed under a federal grant from the National Institutes of Health awarded in 2017.

Operating Expenses

Total operating expenses were approximately $5.9 million during the six months ended June 30, 2018, a 2% decrease from operating expenses of approximately $6.0 million in the comparable period in 2017. Operating expenses for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$1,813,282	$754,635	$1,058,647	140%
General and administrative expenses	4,070,586	5,241,729	(1,171,143)	(22)%
Total operating expenses	$5,883,868	$5,996,364	$(112,496)	(2)%

Research and Development Expenses

Research and development expenses totaled approximately $1.8 million in the six months ended June 30, 2018 compared to $0.8 million in the prior year period, an increase of approximately $1.1 million. The increase was attributable to initiation of technology transfer, contract manufacturing activities, and other product development activities for Vazalore and a $0.5 million provision for inventory obsolescence in 2018.

General and Administrative Expenses

General and administrative expenses totaled approximately $4.1 million in the six months ended June 30, 2018 compared to approximately $5.2 million in the prior year period, a decrease of approximately $1.2 million. The decrease was primarily attributable to public offering costs of approximately $1.3 million related to the June 2017 equity offering.

Other income (expense), net

Other income (expense), net totaled approximately $7.0 million of net other income in the six months ended June 30, 2018 compared to $1.0 million of net other income in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due the the fluctuation of the price of the Company’s common stock ($7.4 million of net other income in the six months ended June 30, 2018 as compared to $1.7 million of other income in the comparable 2017 period), partially offset by approximately $0.2 million of less interest expense in the 2018 period.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(5,813,931)	$(5,932,813)
Net cash provided by (used in) investing activities	$(665,728)	$11,685,914
Net cash provided by financing activities	$-	$19,267,154

Net Cash Used in Operating Activities

Net cash used in operating activities of $5.8 million for the six months ended June 30, 2018 primarily reflects our net income for the period of $1.4 million adjusted for various non-cash charges and income, including (i) $7.4 million change in fair value of warrant liability reflected as other income, (ii)  $0.5 million for an increase to inventory obsolescence reserve, (iii) net operating asset/liability changes of $1.0 million, partially offset by (iv) $0.5 million of equity based compensation, (v) $0.1 million of non-cash interest expense and (vi) $0.1 million of depreciation expense.

Net cash used in operating activities of $5.9 million for the six months ended June 30, 2017 primarily reflects our net loss for the period of $3.7 million adjusted for (i) $1.7 million change in fair value of warrant liability reflected as other income, (ii) total operating asset/liability change of $2.0 million, (iii) $0.9 million deferred tax benefit resulting from the Merger partially offset by (iv) $1.3 million of offering expenses attributable to the warrant liability resulting from our June 2017 public offering, (v) $0.4 million of stock-based compensation and (vi) $0.6 million of non-cash interest expense relating to a beneficial conversion feature.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities totaled approximately ($0.6 million) and $11.7 million in the six months ended June 30, 2018 and 2017, respectively. Net cash used in the 2018 period relates to the purchase of property and equipment. In the 2017 period, cash acquired from Dipexium in the Merger totaled approximately $11.8 million and was partially offset by approximately $0.1 million of equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $19.3 million in the six months ended June 30, 2017. We had no cash provided by or used in financing activities during the six months ended June 30, 2018. Financing activities in the 2017 period consisted of approximately $16.7 million of equity offering proceeds, $2.0 million received from note with Dipexium issued prior to the Merger, and approximately $0.6 million of convertible note proceeds which subsequently converted to Old PLx equity immediately prior to the closing of the Merger.

Future Liquidity and Needs

As of June 30, 2018, we had working capital of approximately $17.1 million, including cash and cash equivalents of approximately $17.9 million. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at June 30, 2018 is adequate to fund operations for at least twelve months from the date that this Quarterly Report on Form 10-Q is filed.

We have not generated any revenue from the sale of products, have not generated revenue from licensing activities, and have incurred losses in each year since we commenced operations. As of June 30, 2018, we had an accumulated deficit of approximately $66.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of Vazalore and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We anticipate that we will need to obtain substantial additional financing in the future to fund our future operations. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. On August 9, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a Term Loan Facility. Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and will have the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtains (a) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of Vazalore.

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

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined in Section 229.10(f)(1) of Regulation S-K.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

INDEX TO EXHIBITS

Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: August 10, 2018	/s/ Natasha Giordano
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)