Form 10-Q
period 2018-09-30
PLx Pharma Inc.
filed 2018-11-09
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were 8,742,136 shares of common stock, $0.001 par value, issued and outstanding.

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and service marks, including:

●	PLX®

●	PLXPHARMA®

●	PLXGUARD™

●	VAZALORE™

●	™

●	FIRST LIQUID-FILLED ASPIRIN CAPSULES™

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,537,259	$24,404,368
Accounts receivable	41,491	19,384
Inventory, net	-	246,374
Vendor deposits	86,250	715,603
Prepaid expenses	470,525	300,169
Security deposit	4,064	4,064
TOTAL CURRENT ASSETS	17,139,589	25,689,962
NON-CURRENT ASSETS
Property and equipment, net	1,449,969	1,029,875
Goodwill	2,061,022	2,061,022
Security deposit	67,714	67,714
TOTAL ASSETS	$20,718,294	$28,848,573

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$750,502	$852,155
Accrued bonus and severance	755,074	849,703
Accrued interest	56,458	54,219
Current portion of term loan, net of discount and fees	1,952,258	-
Other current liabilities	26,545	59,614
TOTAL CURRENT LIABILITIES	3,540,837	1,815,691
NON-CURRENT LIABILITIES
Accrued interest	253,920	89,717
Term loan, net of discount and fees	5,175,032	6,942,151
Warrant liability	8,224,992	15,242,915
Other liabilities	124,370	141,707
TOTAL LIABILITIES	17,319,151	24,232,181

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 8,738,163 and 8,722,823 shares issued and outstanding	8,739	8,723
Additional paid-in capital	72,772,537	71,939,917
Accumulated deficit	(69,382,133)	(67,332,248)
TOTAL STOCKHOLDERS' EQUITY	3,399,143	4,616,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,718,294	$28,848,573

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Federal grant	$216,530	$62,259	$465,446	$438,210
TOTAL REVENUES	216,530	62,259	465,446	438,210

OPERATING EXPENSES:
Research and development	1,219,144	958,255	3,032,426	1,712,890
General and administrative	1,800,159	3,021,290	5,870,745	8,263,019
TOTAL OPERATING EXPENSES	3,019,303	3,979,545	8,903,171	9,975,909
OPERATING LOSS	(2,802,773)	(3,917,286)	(8,437,725)	(9,537,699)

OTHER INCOME (EXPENSE)
Interest income	77,276	33,600	219,374	48,082
Interest and other expense	(290,773)	(168,272)	(849,457)	(891,835)
Change in fair value of warrant liability	(408,803)	252,458	7,017,923	1,998,878
TOTAL OTHER INCOME (EXPENSE)	(622,300)	117,786	6,387,840	1,155,125
LOSS BEFORE INCOME TAX BENEFIT	(3,425,073)	(3,799,500)	(2,049,885)	(8,382,574)
Income tax benefit	-	-	-	920,000
NET LOSS	$(3,425,073)	$(3,799,500)	$(2,049,885)	$(7,462,574)

Net loss per common share - basic	$(0.39)	$(0.44)	$(0.23)	$(1.16)
Net loss per common share - diluted	$(0.39)	$(0.44)	$(0.23)	$(1.16)

Weighted average common shares outstanding - basic	8,735,790	8,704,985	8,730,303	6,447,053
Weighted average common shares outstanding - diluted	8,735,790	8,704,985	8,730,303	6,447,053

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,049,885)	$(7,462,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,218	12,226
Share-based compensation	765,136	1,348,310
Non-cash interest expense	185,139	664,865
Change in fair value of warrant liability	(7,017,923)	(1,998,878)
Provision for obsolete inventory	770,619	-
Expenses allocated to warrant liability	-	1,302,995
Deferred tax benefit	-	(920,000)
Changes in operating assets and liabilities
Accounts receivable	(22,107)	(51,636)
Inventory	(524,245)	(255,806)
Vendor deposits	629,353	(247,050)
Prepaid expenses and other assets	(170,356)	(249,037)
Accounts payable and accrued liabilities	55,405	(10,064)
Accrued bonus and severance	(94,629)	-
Accrued interest	166,442	173,230
Accrued interest - related parties	-	13,747
Other long-term liabilities	(50,406)	68,415
Net cash used in operating activities	(7,212,239)	(7,611,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(654,870)	(198,779)
Cash received in business combination		11,776,427
Net cash provided by (used in) investing activities	(654,870)	11,577,648

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	-	460,000
Proceeds from issuance of convertible notes payable - related parties	-	108,300
Proceeds from Dipexium note	-	2,000,000
Proceeds from issuance of term loan and warrants, net of allocated issuance costs	-	7,145,584
Proceeds from equity offering, net of allocated issuance costs	-	16,698,854
Net cash provided by financing activities	-	26,412,738

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,867,109)	30,379,129
Cash and cash equivalents, beginning of period	24,404,368	59,335
Cash and cash equivalents, end of period	$16,537,259	$30,438,464

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$497,136	$39,531

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accounts payable for purchases of property and equipment	$-	$285,610
Value of common shares issued to vendors for services	$67,500	$37,500
Equity offering proceeds allocated to warrant liability	$-	$15,876,546
Term loan proceeds allocated to warrants	$-	$318,398
Issuance of common shares for business combination	$-	$15,048,883
Issuance of common shares upon conversion of debt and accrued interest	$-	$2,495,630

See accompanying notes to unaudited consolidated financial statements

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On December 31, 2013, PLx Texas converted pursuant to a Plan of Conversion from a Texas corporation to a Texas limited liability company and changed its name to PLx Pharma LLC (“PLx LLC”). Concurrently, PLx LLC changed its tax structure for U.S. federal and state income tax from a C Corporation to a partnership and adopted a new Limited Liability Company Agreement for operations of the entity. Pursuant to the conversion, shares of common and preferred stock of PLx Texas were exchanged for an equivalent number of common and preferred member units in PLx LLC. The various classes of preferred stock and their associated rights, principally relating to distributions and liquidation values but excluding conversion features, were retained in each of the preferred member units in the exchange.

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

NOTE 2.  LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on hand, to meet our obligations as they become due. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at September 30, 2018 is adequate to fund operations for at least twelve months from the date that these financial statements are issued.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2017 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of September 30, 2018, the Company had cash and cash equivalents of approximately $16.5 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of September 30, 2018 and December 31, 2017, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of September 30, 2018 and December 31, 2017 was comprised of raw materials for the manufacture of Vazalore. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was $1,002,925 and $319,736 as of September 30, 2018 and December 31, 2017, respectively.

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

The Company recognized an impairment loss in the fourth quarter of 2017 of approximately $2.3 million for the full carrying value of its IPR&D and trademark intangible assets. The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the three and nine months ended September 30, 2018.

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

The Company recognized $216,530 and $62,259 of revenue under cost-reimbursable grants during the three months ended September 30, 2018 and 2017, respectively. The Company recognized $465,446 and $438,210 of revenue under cost-reimbursable grants during the nine months ended September 30, 2018 and 2017, respectively.

The Company also determined that it has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any material contract assets or liabilities as of September 30, 2018.

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

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and prior to the Merger convertible notes using the if-converted method. None of the potential dilutive securities had a dilutive impact during the three and nine months ended September 30, 2018. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive.

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) prior to the Merger closing in April 2017, convertible notes exercisable for or exchangeable into common stock, which have been excluded from the computation of diluted loss per share, was 3,911,302 shares and 3,826,302 shares as of September 30, 2018 and 2017, respectively.

Recent Accounting Developments

Recently Adopted Guidance

In May 2014, the Financial Accounting Standards Board (the ”FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company adopted this guidance effective January 1, 2018 on a modified retrospective basis and it did not have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued guidance with respect to the disclosure requirements for fair value measurements. The guidance intends to improve the effectiveness of the disclosures relating to recurring and nonrecurring fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Portions of the guidance are to be adopted prospectively while other portions are to be adopted retroactively. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements.

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

Unaudited Pro Forma Disclosures

The following unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2017 as if the Merger had been completed as of January 1, 2017. Pro forma information primarily reflects adjustments relating to (i) conversion of convertible notes and elimination of associated interest expense and (ii) the amortization of intangibles acquired. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2017 or that may be obtained in the future.

Nine Months Ended September 30,
2017

Revenues	$438,210
Net loss	$(8,896,345)
Net loss per common share	$(1.25)

NOTE 5.  DEBT

Term Loan Facility

On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and will have the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtains (i) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of Vazalore.

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 9.25% at September 30, 2018), with interest payable monthly. The monthly payments will consist of interest-only for the first 18 months, after which the Term Loan will be payable in 24 equal monthly installments of principal, plus accrued interest. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021. Once repaid, the Term Loan may not be reborrowed.

The Company may elect to prepay the Term Loan Facility prior to the maturity date subject to a prepayment fee equal to 3.0% of the then outstanding principal balance if the prepayment occurs within one year of the funding date, 2.0% of the then outstanding principal balance if the prepayment occurs during the second year following the funding date, and 1.0% of the then outstanding principal balance if the prepayment occurs after the second anniversary of the funding date. The Term Loan Facility includes a final payment fee equal to 8.0% of the original principal amount. The final payment fee is being accrued using the effective interest method over the period of the Term Loan Facility.

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

As of September 30, 2018, the $7.5 million face value of the Term Loan was presented in the accompanying unaudited consolidated balance sheet net of unamortized discounts and issuance costs of $372,710.

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

Total interest expense recognized on the various debt arrangements for the three months ended September 30, 2018 and 2017 was $290,773 and $168,272, respectively. Total interest expense recognized on the various debt arrangements for the nine months ended September 30, 2018 and 2017 was $849,457 and $891,835, respectively.

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

Stock Options

Following is a summary of option activities for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,166,709	$18.54	7.8	$90,097
Granted	85,000	$3.46
Exercised, cancelled or forfeited	(45,000)	$6.55
Outstanding, September 30, 2018	1,206,709	$17.93	7.2	$66,675

Exercisable, September 30, 2018	1,009,459	$20.39	6.8	$-

On September 13, 2018, the Company’s shareholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. 1,250,000 shares are authorized to be issued pursuant to the 2018 Plan. As of September 30, 2018, no awards have been granted under the 2018 Plan.

Prior to the approval of the 2018 Plan, the Company granted options to employees, directors, advisors, and consultants from two former plans – the Old PLx Omnibus Stock Option Plan and the Dipexium 2013 Equity Incentive Plan (the “Prior Plans”). Upon the adoption of the 2018 Plan, the Prior Plans were frozen, and no new awards can be issued pursuant to the Prior Plans. The Company is no longer authorized to grant awards under these two plans. On April 19, 2017, the Company completed the Merger with Dipexium and Dipexium had 191,963 fully vested options outstanding as of the date of the Merger that continue to be exercisable.

The Company granted 85,000 options during the nine months ended September 30, 2018 with an aggregate fair value of $207,537 calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 2.6% to 2.8%, (2) expected life of 6.0 years, (3) expected volatility of 76% to 82%, and (4) zero expected dividends.

As of September 30, 2018, the Company had $0.6 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.1 years.

During the three months ended September 30, 2018 and 2017, the Company recorded $247,536 and $942,040, respectively, in total compensation expense related to the stock options and stock bonuses. During the nine months ended September 30, 2018 and 2017, the Company recorded $765,136 and $1,348,310, respectively, in total compensation expense related to the stock options and stock bonuses. Substantially all share-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company presently leases office space under operating lease agreements, expiring on December 31, 2019, July 31, 2021 and October 3, 2021, respectively. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $29,753 and $69,516 for the three months ended September 30, 2018 and 2017, respectively. Rental expense under these agreements was $86,890 and $129,879 for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum obligations under non-cancelable operating leases with terms expiring through 2021 are:

2018	86,056
2019	349,804
2020	301,993
2021	190,874
Total	$928,727

The Company ceased using the office space under one of the leases in the fourth quarter of 2017 and entered into a sublease agreement that leases substantially all of the space to a subtenant. The Company recognized a loss of approximately $200,000 in the fourth quarter of 2017 related to the abandonment. The above table of minimum lease payments excludes approximately $606,000 of sublease payments expected to be received through July 31, 2021.

Patent License Agreement with the Board of Regents of the University of Texas (NSAIDs)

On January 8, 2003, the Company entered into a patent license agreement with the Board of Regents of The University of Texas System (the “University”), under which it acquired an exclusive license for several patents and patent applications both inside and outside of the United States relating to gastrointestinal safer formulations of NSAIDs. Additionally, the Company acquired worldwide rights to commercialize licensed products which allow for the Company to grant sublicenses subject to royalty payments.

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $10,667 and $58,522 related to the University in the three- and nine-month periods ended September 30, 2018, respectively. The Company recognized total expenses of $7,527 and $56,039 related to the University in the three- and nine-month periods ended September 30, 2017, respectively.

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm. The agreement expires in June 2019 and the Company agreed to pay a fee of $11,250 in cash for the period from March 15, 2017 through April 30, 2017 and a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in shares of the Company’s common stock. The Company issued 15,340 shares of common stock during the nine months ended September 30, 2018 as payment for services during such period.

Severance Obligations

Effective July 31, 2017, the Company entered into a separation agreement with its former Acting Chief Financial Officer. Pursuant to the agreement, the Company agreed to pay monthly severance payments of $12,500 for twelve months following the separation date. The Company had fully paid this obligation as of September 30, 2018.

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018:

Description	Balance at December 31, 2017	Established in 2018	Change in Fair Value	Balance at September 30, 2018

Warrant liability	$15,242,915	$-	$(7,017,923)	$8,224,992

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2018:

Description	Balance at June 30, 2018	Established in 2018	Change in Fair Value	Balance at September 30, 2018

Warrant liability	$7,816,189	$-	$408,803	$8,224,992

The following table identifies the carrying amounts of such liabilities at September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$8,224,992	$8,224,992
Balance at September 30, 2018	$-	$-	$8,224,992	$8,224,992

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$15,242,915	$15,242,915
Balance at December 31, 2017	$-	$-	$15,242,915	$15,242,915

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the nine or three months ended September 30, 2018 and 2017.

See Note 4 for a discussion of the fair value of assets acquired and liabilities assumed in the Merger.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our development efforts. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (September 30, 2018), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the nine and three months ended September 30, 2018 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

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

Our U.S. Food and Drug Administration (“FDA”) approved lead product, Vazalore 325 mg (formerly PL2200 Aspirin 325 mg and subsequently Aspertec 325 mg), is a novel formulation of aspirin using the PLxGuard delivery system that is intended to significantly reduce acute GI side effects while providing better antiplatelet effectiveness for cardiovascular disease prevention as compared with the current standard of care, enteric-coated aspirin. Vazalore 325 mg was originally approved under the drug name aspirin, and the proprietary name ‘Vazalore’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation — Vazalore 81 mg (formerly Aspertec 81 mg) — is in late-stage development and will be the subject of a supplemental New Drug Application, leveraging the already approved status of Vazalore 325 mg. Our goal is to begin selling both products in the United States by mid-2020, subject to approval by the FDA.

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

Adopted Accounting Guidance

For a discussion of significant accounting guidance recently adopted or unadopted accounting guidance that has the potential of being significant, see Note 3 of the Notes to Unaudited Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue

Total revenues were $216,530 for the three months ended September 30, 2018, a 248% increase as compared to revenues of $62,259 for the three months ended September 30, 2017. Revenue in both the 2018 and 2017 periods is primarily attributable to work performed under a federal grant from the National Institutes of Health awarded in 2017.

Operating Expenses

Total operating expenses were approximately $3.0 million during the three months ended September 30, 2018, a 24% decrease from operating expenses of approximately $4.0 million in the comparable period in 2017. Operating expenses for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$1,219,144	$958,255	$260,889	27%
General and administrative expenses	1,800,159	3,021,290	(1,221,131)	(40)%
Total operating expenses	$3,019,303	$3,979,545	$(960,242)	(24)%

Research and Development Expenses

Research and development expenses totaled approximately $1.2 million in the three months ended September 30, 2018 compared to $1.0 million in the prior year period, an increase of approximately $0.3 million. The expenses in both periods included continued product development and manufacturing activities for Vazalore.

General and Administrative Expenses

General and administrative expenses totaled approximately $1.8 million in the three months ended September 30, 2018 compared to approximately $3.0 million in the prior year period, a decrease of approximately $1.2 million primarily due to lower compensation expense.

Other income (expense), net

Other income (expense), net totaled approximately $0.6 million of net expense in the three months ended September 30, 2018 compared to $0.1 million of net other income in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($0.4 million of net other expense in the three months ended September 30, 2018 as compared to $0.3 million of other income in the comparable 2017 period), along with approximately $0.1 million of additional interest expense in the 2018 period.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenue

Total revenues were $465,446 for the nine months ended September 30, 2018, a 6% increase from revenues of $438,210 for the nine months ended September 30, 2017. Revenue in both the 2018 and 2017 periods is primarily attributable to work performed under a federal grant from the National Institutes of Health awarded in 2017.

Operating Expenses

Total operating expenses were $8.9 million during the nine months ended September 30, 2018, an 11% decrease from operating expenses of $10.0 million in the comparable period in 2017. Operating expenses for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$3,032,426	$1,712,890	$1,319,536	77%
General and administrative expenses	5,870,745	8,263,019	(2,392,274)	(29)%
Total operating expenses	$8,903,171	$9,975,909	$(1,072,738)	(11)%

Research and Development Expenses

Research and development expenses totaled $3.0 million in the nine months ended September 30, 2018 compared to $1.7 million in the prior year period, an increase of $1.3 million. The increase was due to continued manufacturing activities and other product development activities for Vazalore and a $0.8 million provision for inventory obsolescence in 2018.

General and Administrative Expenses

General and administrative expenses totaled $5.9 million in the nine months ended September 30, 2018 compared to $8.3 million in the prior year period, a decrease of $2.4 million primarily due to public offering costs of $1.3 million related to the June 2017 equity offering, lower compensation expense of $1.0 million and lower professional fees of $0.4 million, partially offset by prelaunch marketing spend in the 2018 period of $0.3 million.

Other income (expense), net

Other income (expense), net totaled approximately $6.4 million of net other income in the nine months ended September 30, 2018 compared to $1.2 million of net other income in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($7.0 million of net other income in the nine months ended September 30, 2018 as compared to $2.0 million of other income in the comparable 2017 period), partially offset by approximately $0.2 million of additional interest income earned in the 2018 period.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Nine Months Ended September 30,
	2018	2017

Net cash used in operating activities	$(7,212,239)	$(7,611,257)
Net cash provided by (used in) investing activities	$(654,870)	$11,577,648
Net cash provided by financing activities	$-	$26,412,738

Net Cash Used in Operating Activities

Net cash used in operating activities of $7.2 million for the nine months ended September 30, 2018 primarily reflects our net loss for the period of $2.0 million adjusted for various non-cash charges and income, including (i) $7.0 million change in fair value of warrant liability reflected as other income, partially offset by (ii)  $0.8 million for an increase to inventory obsolescence reserve, (iii) $0.8 million of share-based compensation, (iv) $0.2 million of non-cash interest expense and (v) $0.1 million of depreciation expense.

Net cash used in operating activities of approximately $7.6 million for the nine months ended September 30, 2017 primarily reflects our net loss for the period of approximately $7.5 million adjusted for various non-cash charges and income, including (i) $2.0 million change in fair value of warrant liability reflected as other income, (ii) net operating asset/liability changes of approximately $0.6 million, (iii) $0.9 million deferred tax benefit resulting from the Merger partially offset by (iv) $1.3 million of offering expenses attributable to the warrant liability resulting from our June 2017 public offering, (v) $1.3 million of share-based compensation and (vi) $0.7 million of non-cash interest expense relating to a beneficial conversion feature.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities totaled approximately ($0.7 million) and $11.6 million in the nine months ended September 30, 2018 and 2017, respectively. Net cash used in the 2018 period relates to the purchase of property and equipment. In the 2017 period, cash acquired from Dipexium in the Merger totaled approximately $11.8 million and was partially offset by approximately $0.2 million of equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $26.4 million in the nine months ended September 30, 2017. We had no cash provided by or used in financing activities during the nine months ended September 30, 2018. Financing activities in the 2017 period consisted of approximately $16.7 million of equity offering proceeds, $2.0 million received from note with Dipexium issued prior to the Merger, $7.1 million in net proceeds under a term loan from Silicon Valley Bank, and approximately $0.6 million of convertible note proceeds which subsequently converted to Old PLx equity immediately prior to the closing of the Merger.

Future Liquidity and Needs

As of September 30, 2018, we had working capital of approximately $13.6 million, including cash and cash equivalents of $16.5 million. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at September 30, 2018 is adequate to fund operations for at least twelve months from the date that this Quarterly Report is filed.

We have not generated any revenue from the sale of products, have not generated revenue from licensing activities, and have incurred losses in each year since we commenced operations. As of September 30, 2018, we had an accumulated deficit of $69.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of Vazalore and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We anticipate that we will need to obtain substantial additional financing in the future to fund our future operations. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. On August 9, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a Term Loan Facility. Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and will have the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtains (i) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of Vazalore. We do not anticipate achieving these milestones prior to December 31, 2018.

Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no understandings, commitments or agreements relating to any of these types of transactions. If we are unable to raise additional funds when needed, we may be required to sell or license our technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves. Without additional funding — or, alternatively, a partner willing to collaborate and fund development — we will be unable to continue development of PL1200 Ibuprofen or any other development-stage products in our pipeline.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017, under the heading “Part I – Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

INDEX TO EXHIBITS

Number	Description
10.1	2018 Incentive Plan*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: November 9, 2018	/s/ Natasha Giordano
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)