Form 10-K
period 2018-12-31
PLx Pharma Inc.
filed 2019-03-08
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the NASDAQ Capital Market), excluding outstanding shares beneficially owned by directors and executive officers, was $34,053,848.

As of March 1, 2019, there were 8,750,606 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Information Regarding Forward-Looking Statements

This Form 10-K and certain information incorporated herein by reference may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative versions of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs that we believe to be reasonable as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” of this Form 10-K, which could cause our future operating results to differ materially from those set forth in any forward-looking statement. In light of these risks, uncertainties and assumptions, there can be no assurance that any such forward-looking events or circumstances included herein can be realized, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments. Forward-looking statements include, but are not limited to, statements about:

●	our ability to bring our lead product candidates, Vazalore 81 mg and 325 mg, to market-readiness;

●	our ability to maintain regulatory approval of Vazalore 325 mg or obtain and maintain regulatory approval of Vazalore 81 mg and any future product candidates;

●	the benefits of the use of Vazalore;

●	the projected dollar amounts of future sales of established and novel gastrointestinal(“GI”)-safer technologies for non-steroidal anti-inflammatory drugs (“NSAIDs”) and other analgesics;

●	our ability to successfully commercialize our Vazalore products, or any future product candidates;

●	the rate and degree of market acceptance of our Vazalore products or any future product candidates;

●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our ability to scale up manufacturing of our Vazalore products to commercial scale;

●	our ability to successfully build a specialty sales force and commercial infrastructure or collaborate with a firm that has these capabilities;

●	our ability to compete with companies currently producing GI-safer technologies for NSAIDs and other analgesics;

●	our reliance on third parties to conduct our clinical studies;

●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

●	our reliance on our collaboration partners’ performance over which we do not have control;

●	our ability to retain and recruit key personnel, including development of a sales and marketing function;

●	our ability to obtain and maintain intellectual property protection for our Vazalore products or any future product candidates;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	our ability to identify, develop, acquire and in-license new products and product candidates;

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

●

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

ITEM 1.  BUSINESS.

Overview

We are a late-stage specialty pharmaceutical company initially focused on developing our clinically-validated and patent-protected PLxGuard delivery system to provide more effective and safer products. Our PLxGuard delivery system works by releasing active pharmaceutical ingredients into the duodenum, the first part of the small intestine immediately below the stomach, rather than in the stomach itself. We believe this may improve the absorption of many drugs currently on the market or in development and reduces gastrointestinal (GI) side effects common in an acute setting — including erosions, ulcers and bleeding — associated with aspirin and ibuprofen, and potentially other drugs.

The U.S. Food and Drug Administration (“FDA”) approved our lead product, Vazalore 325 mg, which is a novel formulation of aspirin using the PLxGuard delivery system intended to provide better antiplatelet effectiveness for cardiovascular disease prevention as compared to the current standard of care, enteric-coated aspirin, and significantly reduce GI side effects as compared with immediate-release aspirin. Vazalore 325 mg (formerly PL2200 Aspirin 325 mg and Aspertec 325 mg) was originally approved under the drug name aspirin, and the proprietary name ‘Vazalore’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation — Vazalore 81 mg — is in late-stage development and will be the subject of a supplemental New Drug Application (“sNDA”), leveraging the already approved status of Vazalore 325 mg. We are focused on manufacturing, scale-up and label finalization for Vazalore 325 mg aspirin dosage form and preparing an sNDA for Vazalore 81 mg maintenance dosage form.  Our goal is to begin selling both products in the United States by mid-2020, subject to approval by the FDA.

Products and Strategy

Our commercialization strategy will target both the over-the-counter (“OTC”) and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of Vazalore 325 mg and expected approval for Vazalore 81 mg for OTC and prescription use when recommended by physicians for cardiovascular disease treatment and prevention. Given our clinical demonstration of better antiplatelet efficacy (as compared with enteric-coated aspirin) and better GI safety, we intend to use a physician-directed sales force to inform physicians — and, by extension, consumers — about our product’s clinical results in an effort to command both greater market share and a higher price for our next generation aspirin product. Our product pipeline also includes other oral NSAIDs using the PLxGuard delivery system that may be developed, including a clinical-stage, GI-safer ibuprofen — PL1200 Ibuprofen 200 mg — for pain and inflammation.

PLxGuardTM Delivery System

Our PLxGuard delivery system uses surface acting lipids, such as phospholipids and free fatty acids, to modify the physiochemical properties of various drugs and selectively release these drugs to targeted portions of the GI tract. Unlike tablet or capsule polymer coating technologies (e.g., enteric coating), which rely solely on drug release based on pH differences in the GI tract, the PLxGuard delivery system utilizes both the differential pH in the GI tract and the presence of bile acid bicarbonate and pancreatic enzymes in the duodenum to target Vazalore’s release. This approach is intended to more reliably and precisely release active pharmaceutical ingredients in the duodenum and decrease their exposure to the stomach, which is more susceptible to NSAID-induced bleeding and ulceration. The PLxGuard delivery system is a platform technology that we believe may be useful in improving the absorption of many acid labile, corrosive, and insoluble or impermeable drugs.

We believe our PLxGuard delivery system has the potential to improve many already-approved drugs and drugs in development because it may:

●	enhance the bioavailability and efficacy of the drug using our technology;

●	improve the GI safety of the drug;

●	provide new or extended patent protection for an already-approved or development-stage drug; and

●	utilize the 505(b)(2) New Drug Application (“NDA”) regulatory path, which may provide a faster and lower-cost FDA approval route when used with already-approved drugs.

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

Product Pipeline

Our lead product, Vazalore 325 mg, has been approved by the FDA for OTC distribution and is the first-ever FDA-approved liquid-filled aspirin capsule. No further clinical trials are required for approval of Vazalore 81mg. In clinical trials in diabetic patients at risk for cardiovascular disease, Vazalore 325 mg demonstrated better antiplatelet efficacy than enteric-coated aspirin, which is the current standard of care for cardiovascular disease prevention and treatment. Vazalore 325 mg delivers faster antiplatelet efficacy than enteric-coated aspirin with a median time to 99% inhibition of serum Thromboxane B2 of two hours compared with 48 hours for enteric-coated aspirin. Near complete inhibition of serum Thromboxane B2 (>99%) is a clinically accepted marker for antiplatelet efficacy, which is sometimes referred to as aspirin response. Vazalore 325 mg has more reliable and predictable bioavailability resulting in 5 times greater aspirin absorption versus enteric-coated aspirin after 3 days of treatment. This greater bioavailability translates into consistent and sustained antiplatelet benefits with twice as many patients achieving a complete antiplatelet response after 3 days treatment compared with enteric-coated aspirin. The faster and more reliable platelet inhibition achieved with Vazalore 325 mg may be particularly important in the hospital management of acute vascular events such as heart attacks and strokes where platelet inhibition is absolutely critical but also for the long-term protection from recurrent events. Vazalore 325 mg has also demonstrated improved GI safety compared with immediate release aspirin with statistically significant 71% reduction in the risk for ulcers in healthy subjects in an acute setting. The lower risk for GI complications can have important benefits including better drug tolerance for the patients (less dyspepsia, bloating, etc.), less use of stomach acid reducers (antacids, proton pump inhibitors, etc.) and lower risk for GI bleeding. This GI-safety may also be particularly important in the acute hospital setting where patients with acute vascular events such as heart attacks and strokes are at very high risk for GI bleeding due to the acute stress associated with the episode and the co-administration of other blood thinners (i.e. heparin) that are standard components of the treatment protocols. Finally, the GI safety benefit may also be used to differentiate Vazalore 325 mg from products intended for use in conditions associated with pain and inflammation, including other aspirin and NSAID products.

Vazalore 81 mg is our lower-dose companion product for Vazalore 325 mg (the two dose forms are sometimes referred to in this Form 10-K together as “Vazalore”). This product utilizes exactly the same formulation as the 325 mg product (except delivered in a capsule one quarter the size) and will be the subject of an sNDA, which we expect to submit to the FDA in late 2019. We will rely on the clinical results of Vazalore 325 mg for the Vazalore 81 mg sNDA and do not anticipate any additional clinical trials will be required, effectively positioning this product as an end of Phase 3 status. Our goal is to begin selling both products in the United States by mid-2020, subject to approval by the FDA.

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

Manufacturing and Supplies

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop or own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required ingredients and finished products for Vazalore and other product candidates. We do not have any long-term contracts with any of these third parties. We do not have any contractual relationships for the manufacture of commercial supplies of Vazalore or other product candidates if they are approved. As our commercial sales grow we anticipate entering into agreements with one or more back-up manufacturers as appropriate for additional commercial production of Vazalore or other product candidates. We currently employ internal resources to manage our manufacturing contractors. The relevant manufacturers and potential manufacturers of Vazalore have orally advised us that they are compliant with both current Good Manufacturing Practices (“cGMP”) and current Good Laboratory Practices (“cGLP”). There can be no assurance that Vazalore or other product candidates, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost.

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

We believe that most of the ingredients we require to manufacture Vazalore are readily available from multiple suppliers and are commonly used in the pharmaceutical industry.

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

Vazalore faces competition from many companies with OTC aspirin products. These include branded products from Bayer AG, Prestige Brands, Inc. (Ecotrin, Goody’s, BC Powder) and Foundation Consumer Healthcare, LLC (St. Joseph) and private label or store brands (CVS, Walgreens). Aspirin is approved in the United States for multiple uses. In addition to cardiovascular disease prevention and treatment, OTC aspirin may be used for the treatment of pain, inflammation and fever. There are two aspirin products for cardiovascular disease prevention that are approved by the FDA for prescription use owned by Genus Lifesciences, Inc. (Yosprala) and Espero BioPharma, Inc. (Durlaza) that are to the best of our knowledge not currently marketed in the US. There are a variety of aspirin and NSAID products in various stages of development in the United States and globally that represent potential competition when and if they become approved by the FDA and are commercialized. Companies and academic institutions involved include Takeda Pharmaceutical Company Limited (Takeda), Oxford Pharmascience Group Plc, Antibe Therapeutics Inc. and The City College of New York. Vazalore and other pain and inflammation product candidates such as PL1200 Ibuprofen will face competition from many firms. These include OTC and prescription products. Major competitors include Pfizer Inc. (Advil), Johnson & Johnson (MotrinIB, Tylenol), Bayer AG (Aleve) and private label or store brands (CVS, Walgreens).

The aspirin market is currently predominantly composed of generic products either branded (e.g. Bayer) or private label (e.g. CVS). Vazalore 325 mg is the only liquid-filled aspirin capsule product to be approved by the FDA. Vazalore 325 mg went through a different regulatory approval process than the current OTC aspirin products being marketed in the US. Vazalore 325 mg was approved under the 505(b)(2) NDA process and, when launched, is expected to be the only OTC available aspirin-based product that successfully passed this rigorous process. We believe the clinical trials that demonstrated better efficacy and safety will assist us in differentiating Vazalore from the competition. Other product candidates will undergo clinical trials to provide differentiation as part of their product development and commercialization.

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

Patent Portfolio

On January 8, 2003, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System (“UT”), as described in more detail in the section herein titled “License Agreements—UT License Agreement”, which was amended, restated on December 11, 2009, and subsequently amended on April 15, 2011 and on December 17, 2011 (as amended, the “UT License Agreement”). The patents in-licensed under the UT License Agreement constitute an important part of our intellectual property. This family of patents includes composition of matter, methods of manufacturing and methods of treatment that provide protection for Vazalore, PL1200 Ibuprofen and other NSAID product candidates in the United States and in a number of global markets. The following is a summary of the patents in-licensed under the UT License Agreement and their respective expiration dates:

●

Methods and compositions employing formulations of lecithin oils and NSAIDs for protecting the gastrointestinal tract – includes five issued U.S. patents with the earliest expiration on December 19, 2021 and the latest expiring on March 23, 2022 and 24 issued patents in other jurisdictions expiring on December 19, 2021, and one pending patent application in Brazil.

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

We have developed our own patent applications, some of which have issued and others, if issued with claims as filed, will provide patent protection for Vazalore 325 mg and 81 mg, other NSAID products and will broaden the opportunity for new products to include many different drug classes. In the United States we have three patents issued from the “pH dependent carriers for targeted release of pharmaceuticals along the gastrointestinal tract, compositions therefrom and making and using same” family consisting of U.S. patent numbers 9216150, 9226892 and 9730884, expiring on September 29, 2032, in China issued number ZL201280058596X expiring on September 28, 2032, in Hong Kong issued number HK1200098 expiring September 29, 2032, in Australia issued number 2012315545 expiring September 29, 2032 and in Mexico we have issued patent number 340951 expiring on September 29, 2032. We have received Notice of Allowance in Japan and in the United States and Mexico for additional claims. We have pending applications in Europe, Canada, India, and South Korea and in the United States and Japan for additional claims which, if issued, are expected to provide patent protection through September 29, 2032.

U.S. patent numbers 8,865187 and 9351984 with “Compositions comprising lecithin oils and NSAIDs for protecting the gastrointestinal tract and providing enhanced therapeutic activity”, U.S. patent number 9,101637 with “Methods of treating inflammation with compositions comprising lecithin oils and NSAIDs for protecting the gastrointestinal tract and providing enhanced therapeutic activity,” and U.S. patent numbers 9216150 and 9226892 with “pH dependent carriers for targeted release of pharmaceuticals along the gastrointestinal tract, compositions therefrom and making and using same” are listed in the FDA Orange Book. As new patents are issued relative to FDA approved products such as Vazalore 325 mg and 81 mg, they will be added to the Orange Book and, as new products are approved by the FDA, the relevant patents will be added to the Orange Book. The Orange Book lists patents that protect each drug. Patent listings and use codes are provided by the drug application owner, and the FDA is obliged to list them. In order for a generic drug manufacturer to win approval of a drug under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the generic manufacturer must certify that they will not launch their generic pharmaceutical product until after the expiration of the Orange Book-listed patent, or that the patent is invalid, unenforceable, or that the generic product will not infringe the listed patent.

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

License Agreements

UT License Agreement

On January 8, 2003, we entered into a license agreement with the University of Texas (“UT License Agreement”). The patents in-licensed under this agreement constitute an important part of our intellectual property. This family of patents includes composition of matter, methods of manufacturing and methods of treatment that provide protection for Vazalore, PL1200 Ibuprofen and other NSAID product candidates in the United States and in a number of global markets. Pursuant to the UT License Agreement, UT granted us an exclusive license under its patents and know-how related to their NSAID-phospholipid technology to develop and commercialize NSAID products for use anywhere in the world. Certain of the technology was developed with government funding, and the exclusivity of our license is therefore subject to certain retained rights of the U.S. federal government. We are responsible for the development and commercialization of the licensed products under the agreement. The UT License Agreement is in effect as long as the patents are valid and we may terminate the UT License Agreement at our option with appropriate notice. Also, if we fail to actively attempt to commercialize licensed products for a specific period of time, UT may have the option to terminate or limit the exclusivity of the license in certain territories. Specifically, Section 4.6 of the UT License Agreement provides that “Reasonable commercial diligence shall require that the Company . . . . [o]n or before September 8, 2013, Sell or offer for Sale a Licensed Product.” While we believe that we have exercised reasonable commercial diligence to actively attempt such commercialization, we have not yet successfully commercialized a licensed product. As such, UT may have the option to terminate the UT License Agreement, or to limit the exclusivity of the license in certain territories. The UT License Agreement provides for milestone payments related to the first product to obtain regulatory approval to sell a licensed product, which milestone payments have been paid. The UT License Agreement provides for future potential milestone payments based upon the aggregate revenue from the sale of all licensed products in aggregate totaling $350,000. It is unlikely that any of these milestones will be triggered in the next twelve months. In addition to the milestone payments, we will owe a royalty on the net sales of the licensed products. The amount of the royalty depends upon who is selling the product. Should we commercialize a product ourselves there is a running royalty obligation in the low single digit range based upon net sales. If a product is commercialized by another company under a sublicense agreement with us, then UT receives a share of consideration received by us that is in the low double-digit range. There is a minimum annual royalty payment obligation. We are responsible for the prosecution and maintenance of the licensed patents at our expense and for the prosecution and control of any action for infringement related to any product that does, or may, compete with one of our marketed licensed products and any claim within a licensed patent that covers or relates to such marketed licensed product.

International License Agreement with Lee’s

On March 12, 2012, the Company entered into a license agreement with Lee’s Pharmaceutical Holdings Limited, Zhaoke Pharmaceutical (HEFEI) Co. Ltd and Lee’s Pharmaceutical (Guangzhou) Limited (collectively, “Lee’s”) granting Lee’s exclusive rights to develop Vazalore in the People’s Republic of China, including Hong Kong and Macao special Administrative Regions (the “Lee’s Agreement”). The Lee’s Agreement was amended on December 31, 2013, amended and restated effective June 19, 2015, and subsequently terminated by mutual agreement of the parties thereto on October 31, 2017. The Lee’s Agreement was a sublicense of UT patents in-licensed pursuant to the UT License Agreement providing Lee’s access to these and the Company’s patents. As of October 31, 2017, the Company has received $400,000 in payments per the terms of the Lee’s Agreement.

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

When Vazalore 325 mg is commercialized, we believe it will be the only NDA-approved OTC aspirin product available. Approval of the Vazalore NDA granted Vazalore labeling similar to that of monograph aspirin products.

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

	Rx	OTC
Products	Products	Products
Labeling	FDA	FDA
Advertising	FDA	FTC

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

Employees

As of December 31, 2018, we had 15 employees, of which 12 are full time employees. Of these full-time employees, three work on research and development, manufacturing, and clinical operations and nine work in sales, marketing, management and administration. We also use the services of numerous outside consultants in business and scientific matters. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks Related to Our Business and Capital Requirements

We have not yet generated significant revenues, have a limited operating history, have incurred operating losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have not generated any revenue from the sale of products, have generated minimal revenue from licensing and grant activities, and have incurred operating losses since we commenced operations. The Company’s operating loss for the year ended December 31, 2018 was $11.0 million. As of December 31, 2018, we had an accumulated deficit of approximately $66.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of Vazalore and our other product candidates. Our expenses will also increase substantially if and when we:

●	discover and develop additional product candidates;

●	establish a sales, marketing and distribution infrastructure to commercialize Vazalore and any other product candidates for which we may obtain marketing approval;

●	establish a manufacturing and supply chain sufficient for commercial quantities of Vazalore and any other product candidates for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific, regulatory and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future; and

●	acquire or in-license other product candidates and technologies.

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

As of December 31, 2018, we had working capital of approximately $10.1 million and cash and cash equivalents of approximately $14.3 million. We anticipate that we will need to raise substantial additional financing in the future to fund our operations.

We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and had the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtained (a) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of Vazalore, the Company’s lead product. The Company did not satisfy the requirements for the additional $7.5 million by the December 31, 2018 deadline. On December 20, 2018, the Company entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue 15,000 shares of Series A Convertible Preferred Stock to certain investors for gross proceeds of $15 million, subject to shareholder approval which was received on February 19, 2019 and the financing was completed on February 20, 2019 (the “Private Placement”).

Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

●	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

●	the scope, progress, expansion, and costs of manufacturing our product candidates;

●	the emergence of competing technologies and other adverse market developments;

●	the resources we devote to marketing, and, if approved, commercializing our product candidates;

●	our revenue, if any, from successful commercialization of our product candidates;

●	the costs associated with being a public company;

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

●	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

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

We are substantially dependent on the success of our lead product candidate, Vazalore. If we are unable to successfully commercialize Vazalore or experience significant delays in doing so, our business could be materially harmed.

Our future success is substantially dependent on our ability to successfully commercialize Vazalore, which will depend on several factors, including the following:

●	establishing commercial manufacturing and supply arrangements;

●	establishing a commercial infrastructure;

●	identifying and successfully establishing one or more collaborations to commercialize Vazalore;

●	acceptance of the product by the medical community, patients and third-party payors;

●	obtaining market share while competing with more established companies;

●	a continued acceptable safety and adverse event profile of the product; and

●	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product.

Serious adverse events, undesirable side effects or other unexpected properties of Vazalore or any other product candidate may be identified after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, Vazalore or our other product candidates could cause us, an IRB, or regulatory authorities to interrupt, delay or halt our manufacturing and distribution operations and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If Vazalore or any of our other product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

Undesirable side effects or other unexpected adverse events or properties of Vazalore or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our other product candidates. If such an event occurs with respect to Vazalore, a number of potentially significant negative consequences may result, including:

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

Even though Vazalore 325 mg has already obtained regulatory approval, it may never achieve market acceptance by physicians, patients, and others in the medical community necessary for commercial success and the market opportunity may be smaller than we estimate.

Even if we are able to launch Vazalore commercially, it may not achieve market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. Market acceptance of Vazalore and any potential product candidate for which we receive approval depends on a number of factors, including:

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

For example, while we believe that the safety profile and certain efficacy data will allow us to differentiate Vazalore from other aspirin products in the market, we may not be able to make direct comparative claims regarding the safety or efficacy of Vazalore and other aspirin products in our promotional materials for Vazalore. Any failure by Vazalore or any other product candidate that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

Our ability to market Vazalore for long-term use may be hampered by lack of trial results demonstrating long-term GI-safety benefits.

While demonstrating a statistically significant reduction in mucosal damage at 42 days when evaluated using the same clinical endpoints used for early studies involving enteric-coated aspirin, Vazalore 325 mg did not demonstrate a reduction in ulcer risk over the course of a 42-day trial when more contemporary clinical endpoints were used. This lack of demonstrated long-term GI benefits could hamper our ability to market Vazalore 325 mg for long-term use.

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

We will rely on third-party contract manufacturing organizations to manufacture and supply Vazalore and other product candidates for us, as well as certain raw materials used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately we may be required to incur significant delays and costs to find new suppliers or manufacturers.

We currently have limited experience in, and we do not own facilities for, manufacturing our product candidates, including Vazalore. We rely upon third-party manufacturing organizations to manufacture and supply our product candidates and certain raw materials used in the production thereof. Some of our key components for the production of Vazalore have a limited number of suppliers.

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

We face the risk that the use of our product candidates may result in adverse side effects and as a result may expose us to significant product liability claims. Although we currently have product liability insurance coverage in the amount of $5 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we may be required to increase our product liability insurance coverage as we increase the size of our operations. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. To the extent that we are required to provide indemnities in favor of third parties, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products has caused an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

●	the inability to commercialize Vazalore or future product candidates;

●	decreased demand for Vazalore or future candidates;

●	regulatory investigations that could require costly recalls or product modifications;

●	loss of revenue;

●	substantial costs of litigation;

●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

●	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

●	the diversion of management’s attention from our business; and

●	damage to our reputation and the reputation of our products.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies and biotechnology companies worldwide with respect to Vazalore and other product candidates that we may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates that compete directly or indirectly with Vazalore. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, safer or less costly than Vazalore or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. We may attempt to find strategic partners for the commercialization of Vazalore in other geographic jurisdictions and we may also attempt to find one or more strategic partners for the development or commercialization of one or more of our other product candidates. We face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. We may not be successful in our efforts to establish such a strategic partnership for any product candidates and programs on terms that are acceptable to us, or at all.

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

As of December 31, 2018, we had 15 employees, of which 12 are full time employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations, continue our development activities, commercialize Vazalore or other product candidates and comply with our obligations as a public reporting company. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

We are highly dependent on the services of our executive management team, and on our ability to attract and retain qualified personnel.  We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. We are highly dependent on the principal members of our management and scientific staff, particularly our Executive Chairman of the Board, Michael J. Valentino, our President and Chief Executive Officer, Natasha Giordano, our Chief Financial Officer, Rita O’Connor and our Chief Medical Officer, Efthymios Deliargyris. If we are not able to retain Mr. Valentino, Ms. Giordano, Ms. O’Connor or Dr. Deliargyris, or are not able to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Mr. Valentino, Ms. Giordano, Ms. O’Connor and Dr. Deliargyris, we may not be able to retain their services as expected.

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

As a public company, we are required to comply with significant legal, accounting, and other requirements and as such, have incurred significant regulatory compliance-related expenses. The Sarbanes-Oxley Act of 2002 as well as rules implemented by the SEC and NASDAQ, impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Some members of management do not have significant experience in addressing these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs relative to those of previous years and make some activities more time consuming and costly.

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

Risks Related to Product Safety and Efficacy Issues

Our understanding of the safety and efficacy of Vazalore could change as larger portions of the population begin using Vazalore.

Vazalore, like all NSAIDs, poses specific risks, including stomach bleeding and, for aspirin, Reyes syndrome. As the product is used by additional patients, we may discover new risks associated with Vazalore which may result in changes to the distribution program and additional restrictions on the use of Vazalore which may decrease demand for the product. Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of standalone safety information and clinical trial data directly available to the public through websites and other means, e.g., periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially cause our product sales or stock price to decline. Further, if serious safety, resistance or drug interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected.

Adverse safety events involving our marketed products may have a negative impact on our business.

Discovery of safety issues with our products could create product liability and could cause additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market, and the imposition of fines or criminal penalties. Adverse safety events may also damage physician and patient confidence in our products and our reputation. Any of these could result in liabilities, loss of revenue, material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations. The reporting of adverse safety events involving our products or products similar to ours and public rumors about such events may increase claims against us and may also cause our product sales or stock price to decline or experience periods of volatility. Restrictions on use or significant safety warnings that may be required to be included in the label of our products — such as the risk of developing an allergic reaction to soy, stomach bleeding or Reyes syndrome, in the label for Vazalore — may significantly reduce expected revenues for this product and require significant expense and management time.

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

Risks Related to Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for Vazalore or our future product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

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

In addition to our own patents, an important patent family covering Vazalore is owned by UT. Our development and commercialization of Vazalore is subject to our license agreement with UT. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, as well as other material obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, UT may have the right to terminate the applicable license in whole or in part. Specifically, Section 4.6 of our UT License Agreement provides that “Reasonable commercial diligence shall require that [the Company] . . . . [o]n or before September 8, 2013, Sell or offer for Sale a Licensed Product.” While we believe that we have exercised reasonable commercial diligence to actively attempt such commercialization, we have not yet successfully commercialized a licensed product. As such, UT may have the option to terminate the UT License Agreement, or to limit the exclusivity of the license in certain territories.

The loss of our license agreement with UT could materially adversely affect our ability to proceed with the development or potential commercialization of Vazalore as currently planned, and could materially adversely affect our ability to proceed with any development or potential commercialization of PL1200 Ibuprofen and other NSAID programs. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we do not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to consult and input into the patent prosecution and maintenance process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain and enforce the licensed patents.

Limitations on intellectual property rights may result in other threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make compounds that are similar to Vazalore or our future product candidates but that are not covered by the claims of the patents that we own or license;

●	we or our licensors or collaborators might not have been the first to make the inventions covered by an issued patent or pending patent application that we own or license;

●	we or our licensors or collaborators might not have been the first to file patent applications covering an invention;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	pending patent applications that we own or license may not lead to issued patents;

●	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

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

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining, or cause delays in obtaining, approvals for the commercialization of Vazalore 81 mg or future product candidates, which will materially impair our ability to generate revenue.

The design, development, research, testing, manufacturing, labeling, storage, recordkeeping, approval, selling, import, export, advertising, promotion, and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally by the FDA, and foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. While we have received approval for the original NDA for Vazalore 325 mg, neither we nor any future partner are permitted to market Vazalore or any other product candidate in the United States until we receive regulatory approval from the FDA.

We have not submitted an application or obtained marketing approval for doses of Vazalore other than the 325 mg dose, or for any other product candidate anywhere in the world. An NDA must include extensive preclinical and clinical data and supporting information to establish to the FDA’s satisfaction the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

Prior to receiving approval to commercialize any future product candidates in the United States or abroad, we and any applicable collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Preclinical testing and clinical trials are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage. Negative or inconclusive results or adverse medical events during a clinical trial could also cause the FDA or us to terminate a clinical trial or require that we repeat it or conduct additional clinical trials. Additionally, data obtained from preclinical studies and clinical trials can be interpreted in different ways and the FDA or other regulatory authorities may interpret the results of our studies and trials less favorably than we do. Even if we believe the preclinical or clinical data for a product candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of such product candidates and result in the FDA or other regulatory authorities denying approval of such product candidates for any or all targeted indications. The FDA or other regulatory authorities may determine that certain doses of Vazalore or any other product candidate that we develop are not effective, or are only moderately effective, or have undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We may seek a distribution and marketing collaborator for Vazalore or other product candidates commercialized outside of the United States. In order to market our product candidates in the European Economic Area (which comprises the 28 member states of the European Union, plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, we or our collaboration partners must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and approval procedures vary among countries and can involve additional clinical testing. In addition, the time required to obtain approval from foreign regulatory authorities may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on our ability to obtain approval in other countries. The foreign regulatory approval process generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may or may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file, we may not receive necessary approvals to commercialize our product candidates in any market.

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

As a result of regulations enacted as part of the ACA, we expect that Vazalore will qualify for coverage when prescribed by physicians for the prevention of cardiovascular disease in patients with certain age-associated risks, requiring no out-of-pocket payments. While this will initially have the potential to expand the demand for Vazalore, changes to these regulations could have a significant adverse effect on reimbursement rates and, indirectly, on sales of Vazalore.

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

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The market price for the shares of our common stock may fluctuate significantly in response to a number of factors including:

●	ability to commercialize or delays in commercializing Vazalore;

●	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

●	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of our product candidates;

●	manufacturing issues related to Vazalore, our product candidates for clinical trials or future products for commercialization;

●	commercial success and market acceptance of our product candidates following regulatory approval;

●	undesirable side effects caused by product candidates after they have entered the market;

●	ability to discover, develop and commercialize additional product candidates;

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

As of December 31, 2018, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 30.33% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these large stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We currently have Series A Preferred Stock outstanding and our certificate of incorporation authorizes our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval. We currently have 15,000 shares of Series A Preferred Stock outstanding, which is convertible at the holder’s option at any time into shares of common stock with an initial conversion price of $2.60 per share, subject to certain adjustments. The Series A Preferred Stock Certificate of Designations provides for the payment of cash dividends on the Series A Preferred Stock at a rate of 8.00% per annum, provided that we may pay dividends in-kind through the issuance of additional shares to holders of the Series A Preferred Stock. Our Series A Preferred Stock gives its holders the preferred right to our assets upon liquidation and the right to receive dividend payments before dividends are distributed to the holders of common stock, among other things. In addition, our Board could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our common stock, including the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, no dividends will be declared or paid or set apart for payment on our common stock unless all accumulated accrued and unpaid dividends in respect of our Series A Preferred Stock have been paid or declared and set apart for payment to the holders of Series A Preferred Stock. Our $15.0 million Term Loan Facility with SVB limits our ability to pay dividends, including to the holders of our Series A Preferred Stock, in certain circumstances. These limitations may cause us to be unable to pay dividends on the Series A Preferred Stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may never, publish research on us. If no securities or industry analysts commence coverage, the trading price for our stock would likely be negatively impacted. In the event one or more of the security or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

Stockholder Information

As of March 1, 2019, there were approximately 85 holders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The Certificate of Designations for our Series A Preferred Stock prohibits the payment of dividends at any time that we are not current in the payment of dividends with respect to the Series A Preferred Stock. Our Term Loan Facility with SVB limits our ability to pay dividends in certain circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,206,709	$17.93	1,250,000
Equity compensation plans not approved by stockholders	-	$-	-
Total	1,206,709	$17.93	1,250,000

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

In December 2018, we entered into the Purchase Agreement with certain accredited investors for the Private Placement of $15.0 million of our Series A Preferred Stock. Following the attainment of stockholder approval of the transaction at a special meeting of stockholders on February 19, 2019, the Private Placement closed on February 20, 2019. In connection with the Purchase Agreement , we also issued warrants to purchase an aggregate of 500,000 shares of our common stock to the investors, exercisable at a price of $3.50 per share, provided that the Private Placement did not close by April 15, 2019. Following the closing of the Private Placement, the investors surrendered the warrants to the Company for cancellation.

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

Overview

We are a late-stage specialty pharmaceutical company initially focused on developing our clinically-validated and patent-protected PLxGuard delivery system to provide more effective and safer products. Our PLxGuard delivery system works by releasing active pharmaceutical ingredients into the duodenum, the first part of the small intestine immediately below the stomach, rather than in the stomach itself. We believe this may improve the absorption of many drugs currently on the market or in development and reduces gastrointestinal (GI) side effects in an acute setting — including erosions, ulcers and bleeding — associated with aspirin and ibuprofen, and potentially other drugs.

The FDA approved our lead product, Vazalore 325 mg, which is a novel formulation of aspirin using the PLxGuard delivery system intended to provide better antiplatelet effectiveness for cardiovascular disease prevention as compared to the current standard of care, enteric-coated aspirin and significantly reduce GI side effects as compared with immediate-release aspirin. Vazalore 325 mg (formerly PL2200 Aspirin 325 mg and Aspertec 325 mg) was originally approved under the drug name aspirin, and the proprietary name ‘Vazalore’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation — Vazalore 81 mg — is in late-stage development and will be the subject of a sNDA, leveraging the already approved status of Vazalore 325 mg. We are focused on manufacturing, scale-up and label finalization for Vazalore 325 mg aspirin dosage form and preparing an sNDA for Vazalore 81 mg maintenance dosage form. Our goal is to begin selling both products in the United States by mid-2020, subject to approval by the FDA.

Our commercialization strategy will target both the OTC and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of Vazalore 325 mg and expected approval for Vazalore 81 mg for OTC and prescription use when recommended by physicians for cardiovascular disease treatment and prevention. Given our clinical demonstration of better antiplatelet efficacy (as compared with enteric-coated aspirin) and better GI safety, we intend to use a physician-directed sales force to inform physicians — and, by extension, consumers — about our product’s clinical results in an effort to command both greater market share and a higher price for our next generation aspirin product. Our product pipeline also includes other oral NSAIDs using the PLxGuard delivery system that may be developed, including a clinical-stage, GI-safer ibuprofen — PL1200 Ibuprofen 200 mg — for pain and inflammation.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of tangible and intangible assets and liabilities acquired in business combinations, the fair value of warrant liabilities, stock- based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant liabilities are recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the term loan approximates its face value of $7,500,000 based on the Company’s current financial condition and on the variable nature of term loan’s interest feature as compared to current rates.

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with specific projects, manufacturing activities, and include fees paid to various entities that perform research related services for the Company.

Stock-Based Compensation

The Company recognizes expense in the consolidated statements of operations for the fair value of all stock-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company adopted new accounting guidance, effective January 1, 2017, with respect to stock-based compensation and related income tax aspects, and now accounts for forfeitures as they occur rather than using an estimated forfeiture rate.  The adoption did not have a material impact on our consolidated financial statements.

Adopted Accounting Guidance

For a discussion of significant accounting guidance recently adopted or unadopted accounting guidance that has the potential of being significant, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein.

Results of Operations

Revenue

Total revenues were approximately $0.8 million for the years ended December 31, 2018 and 2017. All the revenue recognized in 2018 and approximately $0.6 million of the revenue recognized in 2017 is attributable to work performed under an award of a National Institutes of Health grant, along with previously deferred revenue recognized upon the completion of effort.

Operating Expenses

Total operating expenses were approximately $11.7 million during the year ended December 31, 2018, a 30% decrease from operating expenses of approximately $16.6 million during the year ended December 31, 2017. Operating expenses for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$3,922,665	$4,157,454	$(234,789)	(5.6)%
General and administrative expenses	7,791,600	10,174,997	(2,383,397)	(23.4)%
Impairment charges	-	2,294,048	(2,294,048)	NM
Total operating expenses	$11,714,265	$16,626,499	$(4,912,234)	(29.5)%

Research and Development Expenses

Research and development expenses totaled approximately $3.9 million in the year ended December 31, 2018 compared to $4.2 million in the prior year, a decrease of approximately $0.2 million. The expenses in both periods included continued product development and manufacturing activities for Vazalore.

General and Administrative Expenses

General and administrative expenses totaled approximately $7.8 million in the year ended December 31, 2018 compared to approximately $10.2 million in the prior year, a decrease of approximately $2.4 million primarily attributable to public offering costs of $1.5 million allocated to the derivative warrants issued in connection with the June 2017 equity offering, lower compensation expense of $1.1 million, lower professional fees of $0.2 million, partially offset by prelaunch marketing spend in the 2018 period of $0.4 million.

Impairment Charges

In the fourth quarter of fiscal year 2017, the Company recognized impairment charges related to its intangible assets (trademarks and in-process research and development) acquired from Dipexium, in connection with a change in operational strategy related to its Locilex assets. We did not recognize any impairment charges in 2018.

Other income (expense), net

Other income (expense), net totaled approximately $11.9 million of net income for the year ended December 31, 2018 compared to $0.4 million of net expense in the prior year. The change is largely attributable to the change in fair value of warrant liability of $12.1 million of other income.

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

Liquidity and Capital Resources

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Years Ended December 31,
	2018	2017

Net cash used in operating activities	$(9,499,231)	$(13,306,563)
Net cash provided by (used in) investing activities	$(654,870)	$11,238,858
Net cash provided by financing activities	$-	$26,412,738

Net Cash Used in Operating Activities

Net cash used in operating activities of approximately $9.5 million for the year ended December 31, 2018 primarily reflects our net income for the period of approximately $0.9 million adjusted for various non-cash charges and income, including (i) approximately $12.7 million change in fair value of warrant liability reflected as other income, partially offset by (ii) net operating asset/liability changes of $0.3 million, (iii) $0.8 million of stock-based compensation, (iv) an increase in the provision for obsolete inventory of $0.8 million, (v) depreciation and amortization expense of $0.2 million and (vii) $0.2 million of non-cash interest expense.

Net cash used in operating activities of approximately $13.3 million for the year ended December 31, 2017 primarily reflects our net loss for the period of approximately $15.3 million adjusted for various non-cash charges and income, including (i) approximately $0.6 million change in fair value of warrant liability reflected as other income, (ii) net operating asset/liability changes of approximately $2.7 million, (iii) approximately $0.9 million deferred tax benefit resulting from the Merger  partially offset by (iv) approximately $1.3 million of offering expenses attributable to the warrant liability resulting from our June 2017 public offering, (v) approximately $1.6 million of stock-based compensation, (vi) an impairment charge related to our acquired intangible assets of $2.3 million and (vii) approximately $0.6 million of noncash interest expense relating to a beneficial conversion feature.

Net Cash Provided by Investing Activities

Net cash provided by (used in) investing activities totaled approximately $0.7 million in net uses in the year ended December 31, 2018 and primarily reflects capital expenditures for equipment purchases of $0.5 million and leasehold improvements of $0.2 million.

Net cash provided by investing activities totaled approximately $11.2 million in the year ended December 31, 2017. In 2017, cash acquired from Dipexium in the Merger totaled approximately $11.8 million and was partially offset by approximately $0.5 million of equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $26.4 million in the year ended December 31, 2017. Net cash provided by financing activities in 2017 consisted of approximately $16.7 million of equity offering proceeds, $2.0 million pursuant to the note issued to Dipexium prior to the Merger, $7.1 million in net proceeds under a term loan from Silicon Valley Bank, and approximately $0.6 million of proceeds pursuant to a convertible note which subsequently converted to Old PLx equity immediately prior to the closing of the Merger. We had no cash flows from financing activities in 2018.

Future Liquidity and Needs

As of December 31, 2018, we had working capital of approximately $10.1 million and cash and cash equivalents of approximately $14.3 million. In December 2018, we entered into the Purchase Agreement with certain accredited investors in connection with the Private Placement, which closed on February 20, 2019. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at December 31, 2018, along with the proceeds from the Private Placement, is adequate to fund operations for at least twelve months from the date of filing of this Form 10-K.

We have not generated any revenue from the sale of products, have generated minimal revenue from licensing activities, and have incurred losses in each year since we commenced operations. As of December 31, 2018, we had an accumulated deficit of approximately $66.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of Vazalore and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We anticipate that we will need to obtain substantial additional financing in the future, in addition to the proceeds from the Private Placement, to fund our future operations. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. On August 9, 2017, we entered into a Loan and Security Agreement with SVB that provides for a Term Loan Facility. Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and had the right to borrow an additional $7.5 million on or before December 31, 2018 under certain conditions; those conditions were not met prior to December 31, 2018.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2018 or 2017.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company (collectively, the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Based on its evaluation of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by COSO in Internal Control — Integrated Framework (2013), our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Amendments to Executive Employment Agreements

Natasha Giordano

On March 7, 2019, the Company and Ms. Giordano, our Chief Executive Officer, Director, and President, entered into an amendment to that certain Employment Agreement, dated as of October 1, 2015, between the Company and Ms. Giordano (the “Giordano Employment Agreement”). The amendment to the Giordano Employment Agreement provides that (i) Ms. Giordano is entitled to receive an annual base salary of $475,000; (ii) shall be eligible to receive a bonus pursuant to any bonus plan established by the Company’s Compensation Committee with a target of 50% of her base salary and any such bonus granted shall not exceed 150% of the target; and (iii) amends, in its entirety, the definition of “Good Reason.” The foregoing description of the amendment to the Giordano Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the amendment to the Giordano  Employment  Agreement, which is attached as Exhibit 10.18 to this Form 10-K and incorporated herein by reference.

Rita O’Connor

On March 7, 2019, the Company and Ms. O’Connor, our Chief Financial Officer, entered into an amendment to that certain Employment Agreement, dated as of May 1, 2017, and as amended on March 16, 2018, between the Company and Ms. O’Connor (the “O’Connor Employment Agreement”). The amendment to the O’Connor Employment Agreement provides that (i) Ms. O’Connor is entitled to receive an annual base salary of $325,000; (ii) shall be eligible to receive a bonus pursuant to any bonus plan established by the Company’s Compensation Committee with a target of 50% of her base salary and any such bonus granted shall not exceed 150% of the target; and (iii) amends, in its entirety, the definition of “Good Reason.” The foregoing description of the amendment to the O’Connor Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the amendment to the O’Connor  Employment  Agreement, which is attached as Exhibit 10.20 to this Form 10-K and incorporated herein by reference.

Efthymios Deliargyris

On March 7, 2019, the Company and Mr. Deliargyris, our Chief Medical Officer, entered into an amendment to that certain Employment Agreement, dated as of August 29, 2018, between the Company and Mr. Deliargyris (the “Deliargyris Employment Agreement”). The amendment to the Deliargyris Employment Agreement provides that (i) Mr. Deliargyris shall be eligible to receive a bonus pursuant to any bonus plan established by the Company’s Compensation Committee with a target of 50% of his base salary and any such bonus granted shall not exceed 150% of the target and (ii) amends, in its entirety, the definition of “Good Reason.” The foregoing description of the amendment to the Deliargyris Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the amendment to the Deliargyris  Employment  Agreement, which is attached as Exhibit 10.21 to this Current Report on Form 10-K and incorporated herein by reference.

Michael Valentino

On March 7, 2019, the Company and Mr. Valentino, our Executive Chairman of the Company’s Board of Directors, entered into an amendment to that certain Amended and Restated Employment Agreement, dated as of May 13, 2016, between the Company and Mr. Valentino (the “Valentino Employment Agreement”). The amendment to the Valentino Employment Agreement provides that (i) Mr. Valentino is entitled to receive an annual base salary of $237,000; (ii) shall be eligible to receive a bonus pursuant to any bonus plan established by the Company’s Compensation Committee with a target of 50% of his base salary and any such bonus granted shall not exceed 150% of the target; and (iii) amends, in its entirety, the definition of “Good Reason.” The foregoing description of the amendment to the Valentino Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the amendment to the Valentino  Employment  Agreement, which is attached as Exhibit 10.22 to this Form 10-K and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be set forth in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be set forth in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be set forth in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be set forth in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2018 and 2017, the footnotes thereto, and the reports of Marcum LLP and GBH CPAs, PC, independent registered public accounting firms, are set forth on pages F-1 through F-21 of this Form 10-K.

(b)	Exhibits:

See Exhibit Index of this Form 10-K for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K.

(c)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

PLx Pharma Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PLx Pharma Inc.

Houston, TX

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PLx Pharma Inc. (the "Company") as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company's auditor since 2015.

Marcum LLP
Houston, Texas
March 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PLx Pharma Inc.

Houston, TX

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PLx Pharma Inc. (the "Company") as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2015.

GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
March 23, 2018

PLx Pharma Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,250,267	$24,404,368
Accounts receivable	18,234	19,384
Inventory, net	-	246,374
Vendor and security deposits	12,564	719,667
Prepaid expenses	409,369	300,169
Deferred financing costs	174,976	-
TOTAL CURRENT ASSETS	14,865,410	25,689,962
NON-CURRENT ASSETS
Property and equipment, net	1,394,230	1,029,875
Goodwill	2,061,022	2,061,022
Security deposit	67,714	67,714
TOTAL ASSETS	$18,388,376	$28,848,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$653,049	$852,155
Accrued bonus and severance	1,048,393	849,703
Accrued interest	60,366	54,219
Current portion of term loan, net of discount and fees	2,909,709	-
Other current liabilities	61,143	59,614
TOTAL CURRENT LIABILITIES	4,732,660	1,815,691
NON-CURRENT LIABILITIES
Accrued interest, net of current portion	309,440	89,717
Term loan, net of discount and fees	4,280,385	6,942,151
Warrant liability	2,537,317	15,242,915
Other liabilities	84,281	141,707
TOTAL LIABILITIES	11,944,083	24,232,181

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock; $0.001 par value; 100,000,000 shares authorized; 8,743,950 and 8,722,823 shares issued and outstanding	8,744	8,723
Additional paid-in capital	72,871,317	71,939,917
Accumulated deficit	(66,435,768)	(67,332,248)
TOTAL STOCKHOLDERS' EQUITY	6,444,293	4,616,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,388,376	$28,848,573

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017
REVENUES:
Federal grant	$753,108	$578,657
License revenue	-	200,000
TOTAL REVENUES	753,108	778,657

OPERATING EXPENSES:
Research and development	3,922,665	4,157,454
General and administrative	7,791,600	10,174,997
Impairment of intangible assets	-	2,294,048
TOTAL OPERATING EXPENSES	11,714,265	16,626,499
OPERATING LOSS	(10,961,157)	(15,847,842)

OTHER INCOME (EXPENSE)
Interest income	297,800	112,377
Interest expense	(1,145,761)	(1,164,897)
Change in fair value of warrant liability	12,705,598	633,631
TOTAL OTHER INCOME (EXPENSE)	11,857,637	(418,889)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	896,480	(16,266,731)
Income tax benefit	-	920,000
NET INCOME (LOSS)	$896,480	$(15,346,731)

Net income (loss) per common share - basic	$0.10	$(2.19)
Net income (loss) per common share - diluted	$0.10	$(2.19)

Weighted average shares of common shares - basic	8,733,220	7,020,479
Weighted average shares of common shares - diluted	8,733,220	7,020,479

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2016	4,383,433	$4,383	$49,661,802	$(51,985,517)	$(2,319,332)

Stock-based compensation expense	30,000	30	1,624,381		1,624,411
Conversion of convertible debt	250,681	251	3,119,287		3,119,538
Effect of reverse merger	1,403,271	1,403	15,047,480		15,048,883
Offering of common stock and warrants	2,646,091	2,646	2,122,657		2,125,303
Common shares issued to vendor	9,347	10	60,109		60,119
Term loan proceeds allocated to warrants			304,201		304,201
Net loss				(15,346,731)	(15,346,731)

Balance at December 31, 2017	8,722,823	$8,723	$71,939,917	$(67,332,248)	$4,616,392

Stock-based compensation expense			841,421		841,421
Common shares issued to vendor	21,127	21	89,979		90,000
Net income				896,480	896,480

Balance at December 31, 2018	8,743,950	$8,744	$72,871,317	$(66,435,768)	$6,444,293

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$896,480	$(15,346,731)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	200,957	29,838
Stock-based compensation	841,421	1,624,411
Impairment of long lived assets	-	2,294,048
Non-cash interest expense	247,943	724,676
Change in fair value of warrant liability	(12,705,598)	(633,631)
Provision for obsolete inventory	770,619	319,736
Expenses allocated to warrant liability	-	1,302,995
Deferred tax benefit	-	(920,000)
Changes in operating assets and liabilities
Accounts receivable	1,150	(14,307)
Inventory	(524,245)	(449,384)
Vendor deposit	707,103	(715,603)
Prepaid expenses and other assets	(109,200)	(223,583)
Accounts payable and accrued liabilities	(194,524)	(109,644)
Accrued bonus and severance	198,690	(1,434,297)
Accrued interest	225,870	229,845
Accrued interest - related parties	-	13,747
Deferred revenue	-	(200,000)
Other long-term liabilities	(55,897)	201,321
Net cash used in operating activities	(9,499,231)	(13,306,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(654,870)	(537,569)
Cash received in business combination	-	11,776,427
Net cash provided by (used in) in investing activities	(654,870)	11,238,858

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	-	460,000
Proceeds from issuance of convertible notes payable - related parties	-	108,300
Proceeds from Dipexium note	-	2,000,000
Proceeds from equity offering, net of allocated issuance costs	-	16,698,854
Proceeds from issuance of term loan, net of fees	-	7,145,584
Net cash provided by financing activities	-	26,412,738

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,154,101)	24,345,033
Cash and cash equivalents, beginning of year	24,404,368	59,335
Cash and cash equivalents, end of year	$14,250,267	$24,404,368

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Income taxes	$-	$-
Interest	$671,146	$195,938

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$-	$89,558
Deferred financing costs	$174,976	$-
Value of common shares issued to vendor for services	$90,000	$60,119
Value of common shares issued in business combination	$-	$15,048,883
Value of common shares issued upon conversion of debt and accrued interest	$-	$(2,495,630)
Equity offering proceeds allocated to warrant liability	$-	$15,876,546
Term loan proceeds allocated to warrant	$-	$304,201

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

PLx Chile SpA was formed on September 12, 2011 as a wholly-owned subsidiary of PLx Opco Inc. The Company dissolved its wholly-owned and dormant subsidiary Dipexium Pharmaceuticals Ireland Limited in December 2018.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources.  The Company has not generated positive cash flows from operating activities.  However, based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at December 31, 2018, in addition to the cash proceeds from the private placement of equity securities which closed on February 20, 2019, is adequate to fund operations for at least twelve months from the date that these financial statements were issued.

NOTE 3. SUMMARY OF Significant Accounting Policies

Basis and Accounting and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company operates in one business segment.

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, PLx Opco Inc. and PLx Chile SpA. All significant intercompany balances and transactions have been eliminated within the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of tangible and intangible assets and liabilities acquired in business combinations, the fair value of warrant liabilities, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, the fair value and depreciable lives of long-lived tangible and intangible assets, and deferred taxes and the associated valuation allowance. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of December 31, 2018, the Company had cash and cash equivalents of approximately $14.3 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of December 31, 2018 and 2017, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of December 31, 2018 and 2017 was comprised of raw materials for the manufacture of Vazalore. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was approximately $1,003,000 and $320,000 as of December 30, 2018 and 2017, respectively.

Vendor Deposits

Periodically the Company makes deposits to vendors to secure a place in the vendor’s schedule for operational requirements. The vendor deposit balance was $8,500 and $715,603 at December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the term loan approximates its face value of $7,500,000 based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 9.

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

Management evaluates indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and at least on an annual basis on October 31 of each year, by comparing the fair value of the asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss would be recognized in the amount of such excess. The Company recognized an impairment loss in the fourth quarter of 2017 of approximately $2.3 million for the full carrying value of its IPR&D and trademark intangible assets. See Note 5 for a discussion of the Company’s impairment analysis.

Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. Management performs its review of goodwill on its one reporting unit.

As described further below in this Note 3, the Company adopted Accounting Standards Update 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The adoption resulted in an update to the Company’s accounting policy for goodwill impairment. The Company performs a one-step test in its evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in our consolidated statements of operations. See Note 5 for a discussion of the Company’s impairment analysis.

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

Policy after the adoption of new revenue recognition guidelines on January 1, 2018

As described further below in this Note 3, on January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customer using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. Deferred revenue results from cash receipts from or amounts billed to customers in advance of the transfer of control of the promised services to the customer and is recognized as performance obligations are satisfied. When sales commissions or other costs to obtain contracts with customers are considered incremental and recoverable, those costs are deferred and then amortized as selling and marketing expenses on a straight-line basis over an estimated period of benefit.

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

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with specific projects, manufacturing activities, and include fees paid to various entities that perform research related services for the Company.

Stock-Based Compensation

The Company recognizes expense in the consolidated statements of operations for the fair value of all stock-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award.

As described further below in this Note 3, the Company adopted new accounting guidance, effective January 1, 2017, with respect to stock-based compensation and related income tax aspects, and now accounts for forfeitures as they occur rather than using an estimated forfeiture rate.  The adoption did not have a material impact on the consolidated financial statements.

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

The Company currently has tax returns open for examination by the applicable taxing authority for all years since 2012.

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

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and prior to the Merger convertible notes using the if-converted method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. None of the potential dilutive securities had a dilutive impact during the years ended December 31, 2018 and 2017.

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) prior to the Merger closing in April 2017, convertible notes exercisable for or exchangeable into common stock, which have been excluded from the computation of diluted loss per share, was 3,911,302 shares and 3,871,302 shares as of December 31, 2018 and 2017, respectively.

Recent Accounting Developments

Recently Adopted Guidance

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. The Company adopted this guidance effective January 1, 2018 on a modified retrospective basis and it did not have any impact on the consolidated financial statements.

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

Unadopted Guidance

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We will elect to use the transition option and adopt the guidance using the modified retrospective approach as of January 1, 2019. We are currently reviewing our leases and other contracts to determine the impact the adoption of this guidance will have on our consolidated financial statements. We currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording right-of-use assets and lease liabilities in our consolidated balance sheets and result in additional lease-related disclosures in the footnotes to our consolidated financial statements.

In June 2018, the FASB issued guidance with respect to the accounting for nonemployee stock-based payment awards. The guidance generally aligns the accounting for nonemployee awards to that for employees. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements.

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

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

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

Unaudited Pro forma disclosures

The following unaudited pro forma financial information summarizes the results of operations for the year ended December 31, 2017 as if the Merger had been completed as of January 1, 2017. Pro forma information primarily reflects adjustments relating to (i) conversion of convertible notes and elimination of associated interest expense and (ii) the amortization of intangibles acquired. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2017 or that may be obtained in the future.

Year Ended December 31,
2017

Revenues	$778,657
Net loss	$(16,776,931)
Net loss per share	$(2.23)

NOTE 5. LONG-LIVED ASSETS

Property and Equipment

Property and equipment at December 31, 2018 and 2017 consisted of the following:

Asset Descriptions	Useful Lives (years)	December 31, 2018	December 31, 2017
Computer equipment	4	$41,839	$41,839
Lab equipment	5	17,019	8,655
Office equipment, furniture and fixtures	5	106,486	18,302
Leasehold improvements	lease term	175,736	10,088
Manufacturing equipment	7	1,345,230	1,042,114
Subtotal		1,686,310	1,120,998
Less: Accumulated depreciation		(292,080)	(91,123)
Total property and equipment, net		$1,394,230	$1,029,875

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $200,957 and $29,838, respectively.

Goodwill and Intangible Assets

We established goodwill and other intangible assets in 2017 in connection with the Merger. Our goodwill and other intangible assets as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Trademarks (definite-lived)	$-	$100,000
IPR&D (indefinite-lived)	-	2,200,000
Goodwill (indefinite-lived)	2,061,022	2,061,022
	2,061,022	4,361,022
Less: Accumulated amortization trademarks	-	(5,952)
Less: Impairment – trademarks and IPR&D	-	(2,294,048)
Total goodwill and intangible assets, net	$2,061,022	$2,061,022

The Company’s intangible asset for trademarks was related to the Locilex brand acquired from Dipexium. After assessing its resources and corporate strategy in November 2017, the Company decided that it would no longer pursue the development of additional indications for Locilex and will instead focus all of its efforts and resources on the successful commercialization of Vazalore. As a result of this decision, the Company decided to take the following actions with respect to Locilex:

●	submit paperwork to the FDA to put the Pexiganan IND in an inactive status;
●	abandon the DPRX domain;
●	terminate the facility storage contract with a third party vendor and destroy existing active pharmaceutical ingredient product; and
●	cease paying patent renewal fees, allowing patents to expire.

As a result of the strategic change not to pursue further development of Locilex, the Company determined that its IPR&D was impaired as of October 31, 2017 and that the IPR&D had zero fair value as of that date. The Company recognized an impairment loss in the fourth quarter of 2017 of $2.2 million. Additionally, the Company believes that its trademarks asset is impaired as of October 31, 2017 and that the trademarks asset had a zero fair value as of that date. The Company recognized an impairment loss in the fourth quarter of 2017 of approximately $0.1 million (carrying value).

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred as of October 31, 2018 or 2017. As such, the Company believes goodwill is not impaired.

NOTE 6. DEBT

Term Loan Facility

On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and had the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtained (i) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of Vazalore. Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million. The Company did not meet those conditions by December 31, 2018.

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 9.5% at December 31, 2018), with interest payable monthly. The monthly payments will consist of interest-only for the first 18 months, after which the Term Loan will be payable in 24 equal monthly installments of principal, plus accrued interest. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021. Once repaid, the Term Loan may not be reborrowed.

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

As of December 31, 2018 and 2017, the $7.5 million face value of the Term Loan was presented in the accompanying consolidated balance sheets net of current unamortized discounts and issuance costs of $215,291 and $0, and long-term unamortized discounts and issuance costs of $94,615 and $557,849, respectively.

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

Total interest expense recognized on the various debt arrangements for the years ended December 31, 2018 and 2017 was $1,145,761 and $1,164,897 respectively

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

On February 19, 2019, the stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to authorize 1,000,000 shares of “blank check” preferred stock.

Upon this stockholder approval, the Company filed a Certificate of Designation for its Series A Preferred Stock with the State of Delaware designating 45,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock (“Series A”). The shares of Series A have a par value of $0.001 per share. The Series A will be convertible into common shares at a conversion price of $2.60 per share. Holders of the Series A will be entitled to an initial dividend rate of 8.0% per annum, which will stop accruing on the date of the FDA approval of the supplemental New Drug Application (“sNDA”) of Vazalore 325 mg and Vazalore 81mg. The dividends are compounded quarterly and payable in cash or preferred stock at the Company’s option. The Series A carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

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

In December 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors for the private placement of $15.0 million of convertible preferred stock (the “Private Placement”), which subsequently closed on February 20, 2019 (see Note 11). In connection with the Private Placement, the Company issued the investors stock purchase warrants to acquire up to 500,000 shares of our common stock at $3.50 per share. The warrants only become exercisable if the Private Placement does not close by April 15, 2019; as such the investors surrendered the warrants to the Company for cancellation.

Warrants

In connection with the June 2017 equity transaction, the Company issued stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term and are liability classified due the holders’ right to require the Company to repurchase the warrants for cash upon certain deferred fundamental transactions.

In connection with entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates, stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (see Note 6). These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

Stock Options

Following is a summary of option activities for the years ended December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	691,374	$12.44	8.62	$-
Granted	283,372	$6.75
Options from Dipexium	191,963	$57.94
Cancelled	-	$-
Outstanding, December 31, 2017	1,166,709	$18.54	7.84	$90,097
Granted	85,000	$3.46
Cancelled	(45,000)	$6.55
Outstanding, December 31, 2018	1,206,709	$17.93	6.97	$-

Exercisable, December 31, 2018	1,028,209	$20.14	6.61	$-

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. There are 1,250,000 shares authorized to be issued pursuant to the 2018 Plan. As of December 31, 2018, no awards have been granted under the 2018 Plan.

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

The Company granted 85,000 options during the year ended December 31, 2018 with an aggregate fair value of $207,537 calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 2.6% to 2.8%, (2) expected life of 6.0 years, (3) expected volatility of 76% to 82%, and (4) zero expected dividends.

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

As of December 31, 2018, the Company had $553,416 in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 1.9 years.

The Company modified certain outstanding awards to a former officer upon his termination of employment, and recognized approximately $150,000 of expense in the third quarter 2017 related to such modification. The Company also recognized approximately $200,000 in the third quarter of 2017 related to an officer’s bonus that was settled in 30,000 shares of common stock.

During the years ended December 31, 2018 and 2017, the Company recorded $841,421 and $1,624,411, respectively, in total compensation expense related to the stock options and stock bonuses. For the year ended December 31, 2018, $827,466 of stock-based compensation expense is classified as general and administrative expenses and $13,955 is classified as research and development expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2017, $1,623,056 of stock-based compensation expense is classified as general and administrative expenses and $1,355 is classified as research and development expenses in the accompanying consolidated statements of operations.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company presently leases office space under operating lease agreements, expiring on December 31, 2019, July 31, 2021 and October 3, 2021, respectively. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $114,460 and $175,552 for the years ended December 31, 2018 and 2017, respectively.

Future minimum obligations and sublease income under non-cancelable operating leases are:

	Lease Obligation	Sublease Income	Net

2019	$349,804	$210,377	$139,427
2020	301,993	215,637	86,356
2021	190,874	128,933	61,941
Total	$842,671	$554,947	$287,724

The Company ceased using the office space under one of the leases in the fourth quarter of 2017 and entered into a sublease agreement that leases substantially all of the space to a subtenant; the Company recognized a loss of abandonment of approximately $200,000 in the fourth quarter of 2017 related to the abandonment. The sublease income is expected to be received through July 31, 2021.

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

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $85,330 and $60,683 related to the University in the years ended December 31, 2018 and 2017, respectively.

Development and Commercialization Agreement with Lee’s Pharmaceutical Holdings Limited

In March 2012, the Company entered into a development and commercialization license agreement with Lee's Pharmaceutical Holdings Limited, Zhaoke Pharmaceutical (Heifei) Co. Ltd., and Zhaoke Pharmaceutical (Guangzhou) Co. Ltd. (collectively, “Lee’s Pharmaceutical”). The Company granted to Lee’s Pharmaceutical an exclusive royalty bearing license under licensed subject matter to commercialize marketed products using Vazalore technology within the People’s Republic of China.

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

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm. The agreement has an initial term of 15 months and renews annually automatically unless either party terminates with 45 days notice.  The Company agreed to pay a fee of $11,250 in cash for the period from March 15, 2017 through April 30, 2017 and a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in the Company’s common shares. The Company issued 21,127 and 9,347 common shares as payment for services in 2018 and 2017, respectively.

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

Description	Balance at December 31, 2017	Established in 2017	Change in Fair Value	Balance at December 31, 2017

Warrant liability	$-	$15,876,546	$(633,631)	$15,242,915

Description	Balance at December 31, 2017	Established in 2018	Change in Fair Value	Balance at December 31, 2018

Warrant liability	$15,242,915	$-	$(12,705,598)	$2,537,317

The following table identifies the carrying amounts of such liabilities at December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$15,242,915	$15,242,915
Balance at December 31, 2017	$-	$-	$15,242,915	$15,242,915

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$2,537,317	$2,537,317
Balance at December 31, 2018	$-	$-	$2,537,317	$2,537,317

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. The Company recognized total impairment expenses related to its trademarks and IPR&D of $2,294,048 in the fourth quarter of 2017. No impairment expense was recognized in 2018.

See Note 4 for a discussion of the fair value of assets acquired and liabilities assumed in the Merger.

NOTE 10. INCOME TAXES

Income tax (expense) benefit for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred:
Federal	1,446,640	12,770,584
State	244,896	-
Foreign	-	-
Change in valuation allowance	(1,691,536)	(13,690,584)

Total Benefit for Income Taxes	$-	$(920,000)

The income tax benefit of $920,000 for the year ended December 31, 2017 relates to the basis difference in the acquired intangible assets acquired from Dipexium.

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Stock-based compensation	$3,768,282	$3,085,484
Tax credit carryforwards	1,790,387	3,616,246
Net operating loss carryforwards	11,745,648	8,715,591
Intangible assets	451,556	372,944
Other	373,314	350,690
Total deferred tax assets	18,129,187	16,140,955

Deferred tax liabilities:
Property and equipment	305,619	8,922
Total deferred tax liabilities	305,619	8,922

Net deferred tax assets	17,823,568	16,132,033
Less valuation allowance	(17,823,568)	(16,132,033)
Total deferred tax assets (liabilities)	$-	$-

The following table reconciles the U.S. federal statutory income tax rate in effect for 2018 and 2017 and the Company's effective tax rate:

	Year Ended December 31, 2018	Year Ended December 31, 2017
U.S. federal statutory income tax expense (benefit)	21.0%	(34.0%)
State and local income tax, net of benefits	3.6%	-
Change in fair value of derivatives	(348.0%)	(1.40%)
Release of valuation allowance in connection with merger	-	5.99%
Change in tax rates	-	37.80%
True-up and other	134.7%	0.05%
Change in valuation allowance for deferred income tax assets	188.7%	(2.44%)

Effective income tax rate	0.0%	(6.00%)

The reduction in the federal tax rate to 21% under the Tax Act, effective on January 1, 2018, resulted in a reduction in the value of the Company’s net deferred tax assets and related valuation allowance of approximately $5.9 million. The Company had net operating loss carry-forwards of approximately $54.1 million as of December 31, 2018, that may be offset against future taxable income. The carry-forwards will begin to expire in 2035. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership. The Company does not believe that it has any uncertain income tax positions.

NOTE 11. SUBSEQUENT EVENT

In December 2018, the Company entered into a purchase agreement with certain accredited investors for the private placement of $15.0 million of Series A Convertible Preferred Stock pending stockholders' approval. On February 19, 2019, the stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to (i) authorize 1,000,000 shares of “blank check” preferred stock and (ii) issue more than 20% of the Company’s common stock pursuant to the Private Placement transaction with certain accredited investors.

Upon this stockholder approval, the Company completed the Private Placement on February 20, 2019, raising $15.0 million through the issuance of 15,000 shares of $0.001 par value Series A Convertible Preferred Stock. The preferred stock was issued at $1,000 per share and will be convertible into common shares at a conversion price of $2.60 per share. Holders of the Preferred Stock will be entitled to an initial dividend rate of 8.0% per annum, which will stop accruing on the date of the FDA approval of the supplemental sNDA of Vazalore 325 mg and Vazalore 81mg. The dividends are compounded quarterly and payable in cash or preferred stock at the Company’s option.

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

4.12

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

Number	Exhibit Table

10.14	PLx Pharma Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018 (File No. 001-36351)).

10.15

Employment Agreement of Efthymios Deliargyris, dated as of August 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2018 (File No. 001-36351)).

10.16

Purchase Agreement, dated December 20, 2018, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-36351)).

10.17

Registration Rights Agreement, dated December 20, 2018, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-36351)).

10.18	Amendment to Employment Agreement with Natasha Giordano, dated March 7, 2019.*

10.19	Amendment to Employment Agreement with Rita O’Connor, dated March 16, 2018.*

10.20	Amendment to Employment Agreement with Rita O’Connor, dated March 7, 2019.*

10.21	Amendment to Employment Agreement with Efthymios Deliargyris, dated March 7, 2019.*

10.22	Amendment to Employment Agreement with Michael Valentino, dated March 7, 2019.*

16.1	Letter of GBH CPAs, PC, dated August 6, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-36351)).

21.1	Subsidiaries of the Company.*

23.1	Consent of Marcum LLP.*

23.2	Consent of GBH CPAs, PC.*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLx Pharma Inc.

By:	/s/ Natasha Giordano
Natasha Giordano
President and Chief Executive Officer
(principal executive officer)

Date: March 8, 2019

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: March 8, 2019

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

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	March 8, 2019
Natasha Giordano	Chief Executive Officer

/s/ Michael J. Valentino	Director and Executive Chairman of the Board	March 8, 2019
Michael J. Valentino

/s/ Gary Balkema	Director	March 8, 2019
Gary Balkema

/s/ Robert Casale	Director	March 8, 2019
Robert Casale

/s/ Kirk Calhoun	Director	March 8, 2019
Kirk Calhoun

/s/ John W. Hadden II	Director	March 8, 2019
John W. Hadden II