Form 10-K/A
period 2018-12-31
PLx Pharma Inc.
filed 2019-04-02
CIK 1497504

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the NASDAQ Capital Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $33.4 million.

As of March 29, 2019 there were 8,752,178 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of PLx Pharma Inc. (the “Company”) for the year ended December 31, 2018 (“Fiscal 2018”), filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Michael J. Valentino	65	Executive Chairman and Director
Natasha Giordano	58	President, Chief Executive Officer and Director
Rita O’Connor	50	Chief Financial Officer
Efthymios Deliargyris	50	Chief Medical Officer
Gary S. Balkema	63	Director
Anthony Bartsh	40	Director
Kirk Calhoun	75	Director
Robert Casale	60	Director
John W. Hadden II	49	Director

Michael J. Valentino.  Mr. Valentino has served as Executive Chairman of the Board of the Company (the “Board”) since July 2011 and brings over 30 years of experience in the healthcare industry, including a broad range of critical leadership positions at both major pharmaceutical companies and venture backed start-ups. He previously served as President and Chief Executive Officer of Xanodyne Pharmaceuticals, Inc. from June 2009 to May 2010. From June 2003, Mr. Valentino successfully built start-up Adams Respiratory Therapeutics into a fully integrated specialty pharmaceutical company with more than $490 million in annual revenue and leading OTC brands such as Mucinex® and Delsym®. Under his leadership, Adams completed its initial public offering in July 2005, which was ranked by The Wall Street Journal as the No. 1 Health Care IPO in 2005, and in December 2007, the Company entered into a definitive agreement under which it would be acquired by Reckitt Benckiser, a world leader in household cleaning, health and personal care, for approximately $2.3 billion. Previously, Mr. Valentino was President and Chief Operating Officer at Alpharma, a leading global generic pharmaceutical company. Prior to joining Alpharma, he served as Executive Vice President, Global Head Consumer Pharmaceuticals for Novartis AG. He earlier served as President and Chief Operating Officer of Novartis Consumer Healthcare, North America. Mr. Valentino was also President of Pharmacia & Upjohn’s Consumer Products Division. Throughout his career, Mr. Valentino has been at the forefront of seven major prescription to OTC switches including such well known consumer brands as Benadryl®, Rogaine Extra Strength®, Motrin Jr.®, Nasalcrom®, Lamisil®, Voltaren (EU) and Mucinex®. He has served as Chairman of the Consumer Healthcare Products Association. We believe Mr. Valentino is qualified to serve as a director due to his extensive experience in sales, marketing and general management and knowledge of the consumer products and pharmaceutical industries.

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

Rita O’Connor. Ms. O’Connor joined the Company as Chief Financial Officer effective July 1, 2017. Previously she served as Chief Financial Officer of Kent Place School, an all-girls college preparatory school, since July 2013. She was previously the Chief Financial Officer and Chief Information Officer at Xanodyne Pharmaceuticals, Inc., an integrated specialty pharmaceutical company focused on women’s health and pain management, prior to which she was Chief Financial Officer and Treasurer of Adams Respiratory Therapeutics, a specialty pharmaceutical company focused on OTC and prescription products for the treatment of respiratory disorders. Earlier in her career she held positions of increasing responsibility during a seven-year tenure at Schering-Plough Corporation. She began her career at Deloitte and Touche. Ms. O’Connor is a licensed certified public accountant and earned her Bachelor of Science in Accounting from Rutgers University.

Efthymios Deliargyris. Dr. Efthymios “Makis” Deliargyris has served as our Chief Medical Officer since August 2018. Dr. Deliargyris is a triple board-certified physician (internal medicine, cardiology and interventional cardiology) with a distinguished career in clinical medicine and academia and significant biotech experience in global leadership roles. Most recently, Dr. Deliargyris was the founder and managing director of the Science and Strategy Consulting Group providing expert advice and solutions on scientific, regulatory, strategic and commercialization challenges to companies engaging in the cardiovascular arena. Previously, from 2012 until 2017, Dr. Deliargyris served as Global Medical Lead of the Cardiovascular franchise at The Medicines Company (NASDAQ: MDCO) where he led global medical strategy, global medical affairs and late stage R&D activities with successful FDA and EMA presentations leading to the approval of Cangrelor in both US and Europe. He originally joined the company in 2010 as Vice President and European Medical Director based in Munich, Germany. Prior to joining The Medicines Company, Dr. Deliargyris served as Chief, Cardiology and Interventional Cardiology at Athens Medical Center in Athens, Greece from 2004 until 2010 and as Assistant Professor of Cardiology and Director of the Intravascular Laboratory (IVUS) at Wake Forest University in Winston- Salem, NC from 2001 to 2004. Dr. Deliargyris is internationally recognized for his original research in cardiovascular disease and thrombosis and has authored over 90 publications in the top journals including the New England Journal of Medicine, the Journal of the American College of Cardiology and Circulation. His original research has been recognized with multiple awards, including the prestigious Society of Cardiac Angiography & Interventions (SCAI) Fellowship Award in 1999 for best original research in interventional cardiology in the United States. Dr. Deliargyris received his Doctor of Medicine degree from the Kapodistrian University of Athens School of Medicine and completed his residency training in internal medicine at Tufts University School of Medicine and his fellowships in cardiology and interventional cardiology at the University of North Carolina at Chapel Hill.

Kirk Calhoun.  Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting, and has served as a director and as chair of the Company’s audit committee since February 2016. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun currently serves on the board and audit committee for NantHealth, Inc. and Ryerson Holding Corporation. Mr. Calhoun has served previously on the boards and audit committees of seven public companies in the life sciences industry, including Abraxis Bioscience, Inc., Myogen, Inc., and Adams Respiratory Therapeutics, Inc. Mr. Calhoun also currently serves on the boards of three private companies in the life sciences industry. Mr. Calhoun received a B.S. in Accounting from the University of Southern California. We believe Mr. Calhoun is qualified to serve as a director due to his significant financial expertise and experience, particularly in the pharmaceutical industry.

Gary S. Balkema.  Mr. Balkema has served as a director of the Company since February 2016. Mr. Balkema most recently served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division retiring in 2011. He joined Bayer in 1995 as President of the U.S. Consumer Care Division to merge two OTC drug businesses and repositioned Bayer Aspirin following a ten-year decline into a growing business and assumed additional responsibilities over time culminating in leading their worldwide OTC business. Prior to Bayer Mr. Balkema was Vice President and General Manager responsible for American Cyanamid Co.’s Lederle Consumer Health Division responsible for their OTC drug business. He joined American Cyanamid Co. in 1977 assuming increasing roles of responsibility over time. Mr. Balkema has served in the leadership of the key consumer products industry associations including Chairman of the Consumer Healthcare Products Association, Chairman of the World Self Medication Industry and on the leadership council for the National Association of Chain Drug Stores. He currently serves on the Board of Directors of Brady Corporation since 2010 where he is the Chair of the Management Development & Compensation Committee and is a member of the Audit Committee. We believe Mr. Balkema is qualified to serve as a director due to his experience in sales, marketing and management in both the consumer product and pharmaceutical industries.

Anthony Bartsh. Mr. Bartsh has served as a director of the Company since March 2019. Mr. Bartsh is a portfolio manager and partner at Park West Asset Management, a $2.7 billion hedge fund based in the San Francisco Bay Area. Prior to Park West, Mr. Bartsh was an investment analyst at Emrose Capital and Crosslink Capital. He graduated from the University of Notre Dame in 2001 with a B.B.A. in Finance and Accounting. We believe Mr. Bartsh is qualified to serve as a director due to his financial and investment expertise and experience.

Robert Casale.  Mr. Casale has served as a director of the Company since February 2016. Mr. Casale has over 30 years of healthcare experience. Since July 2013 Mr. Casale has been an independent consultant specializing in consumer healthcare and pharmaceutical marketing, strategic planning and business development. He was the Co-founder and Chief Executive Officer of Scerene Healthcare, a company dedicated to marketing pure and efficacious anti-aging skin care and feminine hygiene products since February 2009. The assets of Scerene were sold to Enaltus in June 2012. Prior to Scerene, Mr. Casale was the Chief Operating Officer of Adams Respiratory Therapeutics. He joined Adams in 2004 as Vice President, Marketing and Business Development and was named Chief Operating Officer in 2006. In addition to developing the award winning Mr. Mucus advertising campaign, he led the diversification of the Adams’ portfolio of products by launching Mucinex D and DM, Mucinex for Children, Mucinex Nasal Spray. He also led the acquisition of the Delsym brand, which nearly doubled in sales after two years at Adams. Mr. Casale began his career in 1983 at a Wall Street law firm and joined the legal division of Warner Lambert in 1986. In 1993, he was appointed Warner-Lambert’s Vice President of Marketing for the company’s upper respiratory and gastrointestinal (GI) consumer products and oversaw several brands, including Benadryl, Sudafed, Zantac 75 and Rolaids. He also served as a global vice president for Warner-Lambert’s GI and skin care businesses. Following Warner-Lambert’s acquisition by Pfizer Inc., he served as Vice President, Strategic Planning and Business Development for Pfizer’s Consumer Healthcare Division. Mr. Casale currently serves on the Boards of Daiichi Sankyo, Inc. and Alitair Pharmaceuticals, Inc. He was Chairman of Topaz Pharmaceuticals, which was sold to Sanofi Aventis in 2011, was on the Board of NextWave Pharmaceuticals, which was sold to Pfizer in 2012 and was on the Board of Insight Pharmaceuticals, which was sold to Prestige in 2014. We believe Mr. Casale is qualified to serve as a director due to his significant marketing and management experience in the consumer products and pharmaceutical industries.

John W. Hadden II.  Mr. Hadden has served as a director of the Company since February 2016. Mr. Hadden is a founder of IRX Therapeutics and served as director from 1999 to 2017. He served as Chief Executive Officer of IRX Therapeutics from January 2007 to March 2017. Between 2004 and 2007, Mr. Hadden was the firm’s Chief Operating Officer. Between 1998 and 2004, Mr. Hadden was Executive Vice President, and between 1998 and 2001, Mr. Hadden was also IRX’s Chief Financial Officer. From 1991 to 1995 and from 1997 to 1998, Mr. Hadden held various positions at JP Morgan & Co., Inc. Mr. Hadden’s transaction experience includes merger & acquisition, investment banking, and venture investing, including healthcare and biotechnology. In June 1997, he earned his M.B.A. from the Harvard University Graduate School of Business Administration. Mr. Hadden earned his B.S. in Management, summa cum laude, from Tulane University. We believe Mr. Hadden is qualified to serve as a director due to his financial and investment banking related expertise and management experience in the pharmaceutical industry.

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

Audit Committee. The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Balkema, Calhoun, Casale and Hadden. Mr. Calhoun currently serves as Chairman of the Audit Committee. The Board has determined that Mr. Calhoun is an audit committee financial expert, as defined by the SEC rules, based on his past business experience and financial certifications. Each member of the Audit Committee is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee charter is posted in the “Investor Relations – Corporate Governance” section of our website at www.plxpharma.com.

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Balkema, Calhoun, Casale and Hadden. Mr. Casale currently serves as Chairman of the Compensation Committee. The Compensation Committee charter is posted in the “Investor Relations – Corporate Governance” section of our website at www.plxpharma.com.

Nominating and Corporate Governance Committee. The duties and responsibilities of the Nominating and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of stockholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nominating and Corporate Governance Committee are Messrs. Balkema, Calhoun, Casale and Hadden. Mr. Balkema currently serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee charter is posted in the “Investor Relations – Corporate Governance” section of our website at www.plxpharma.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of the Company’s common stock (“Common Stock”) and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our Common Stock complied with all applicable filing requirements during Fiscal 2018, except for the inadvertent omission of 750 shares of Common Stock from Dr. Deliargyris’ timely filed Form 3 on August 31, 2018, which shares were reported on an amended Form 3 filed on March 19, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2018 and 2017 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Nonequity incentive plan compensation ($) (3)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (4)	Total ($)
Michael J. Valentino	2018	$200,000		$-	$-		$-	$100,000	$-	$-	$300,000
Executive Chairman and Director	2017	$200,000	(5)	$-	$201,600	(6)	$-	$90,000	$-	$-	$491,600

Natasha Giordano President, Chief	2018	$400,000		$-	$-		$-	$200,000	$-	$16,000	$616,000
Executive Officer and Director	2017	$400,000	(5)	$-	$-		$358,747	$185,000	$-	$19,886	$963,633

Rita M. O'Connor (7)	2018	$300,000		$-	$-		$-	$150,000	$-	$12,500	$462,500
Chief Financial Officer	2017	$150,000		$-	$-		$253,557	$43,995	$-	$6,250	$453,802

(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718.

(2)

Value of stock options awards was calculated using Black Scholes pricing model with assumptions discussed in Note 7 to the Company’s financial statements as of and for the year ended December 31, 2018.

(3)	Amounts related to incentive compensation earned in 2018 and 2017 based on performance criteria established by the Board and paid in 2019 and 2018.

(4)	Includes automobile allowance.

(5)	Amount does not include salary earned in 2015 which was deferred and paid in 2017 upon achievement of certain conditions.

(6)	Represents the grant date fair value of a restricted stock grant of 30,000 shares of Common Stock awarded on August 10, 2017. These shares vested immediately upon grant on August 10, 2017.

(7)	Ms. O’Connor’s employment with the Company commenced on July 1, 2017 as the Company’s Chief Financial Officer.

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

Michael J. Valentino, Executive Chairman of the Board and Director

Mr. Valentino entered into an employment agreement with the Company, effective as of April 1, 2016, as amended on March 7, 2019, providing for a base salary of $237,500 per year effective February 1, 2019, subject to annual review and adjustment by the Board. Mr. Valentino is also eligible for a potential incentive award bonus of up to 50% (or higher or lower amount if so determined by the Board) of his base salary on an annualized basis. Mr. Valentino’s employment agreement provides for the grant of an initial stock option award equal to 112,509 shares of Common Stock, which became exercisable on July 22, 2018, generally subject to Mr. Valentino’s continued employment or consulting relationship with the Company. The options have an exercise price per share of $12.44, with a term of ten years from the date of grant.

Natasha Giordano, President, Chief Executive Officer and Director

Ms. Giordano was appointed as the Company’s President and Chief Executive Officer pursuant to an employment agreement effective January 1, 2016, as amended on March 7, 2019. Ms. Giordano’s amended employment agreement provides that she will receive a base salary of $475,000 effective February 1, 2019 subject to annual review and adjustment by the Board. Ms. Giordano is also eligible for a potential incentive award bonus of up to 50% (or higher or lower amount if so determined by the Board) of her base salary on an annualized basis. Ms. Giordano is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Ms. Giordano’s employment agreement provides for an initial stock option award equal to 216,580 shares of Common Stock, which became exercisable on September 25, 2018, generally subject to Ms. Giordano’s continued employment with the Company. The options have an exercise price per share of $12.44, with a term of ten years from the date of grant.

Rita O’Connor, Chief Financial Officer

Ms. O’Connor entered into an employment agreement with the Company, effective as of July 1, 2017, as amended on March 16, 2018 and as further amended on March 7, 2019, providing for a base salary of $325,000 per year effective February 1, 2019, subject to annual review by the Board. Ms. O’Connor is also eligible for a potential incentive award bonus of up to 50% (or higher or lower amount if so determined by the Board) of her base salary on an annualized basis. Ms. O’Connor is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Ms. O’Connor’s employment agreement also provides for a grant of an initial stock option award equal to 60,000 shares of Common Stock, with 20,000 vesting on July 1, 2018, 20,000 vesting on July 1, 2019 and 20,000 vesting on July 1, 2020, generally subject to Ms. O’Connor’s continued employment. The options have an exercise price per share of $6.28, with a term of ten years from the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plans Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity Incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, unites or other rights that have not vested ($)
Michael J. Valentino	78,756	-		-	$12.44	7/22/2025	-	$-	$-	$-
Executive Chairman and Director	33,753	-		-	$12.44	7/22/2025	-	$-	$-	$-

Natasha Giordano President, Chief	86,872	-		-	$6.72	8/10/2027	-	$-	$-	$-
Executive Officer and Director	216,580	-		-	$12.44	9/25/2025	-	$-	$-	$-

Rita M. O'Connor	20,000	40,000	(1)	$6.28	7/1/2027	-	$-	$-	$-
Chief Financial Officer

(1) Ms. O’Connor’s option award vests with respect to 20,000 shares as of July 1, 2019, with an additional 20,000 shares vesting on the third anniversary of the initial grant date, generally subject to Ms. O’Connor’s continued employment with the Company.

Potential Payments Upon Termination or Change-in-Control

The employment agreements for each of our named executive officers provide for severance payments of (i) the named executive officer’s annual base salary (except for Ms. Giordano, who shall be entitled to receive 150% of her annual base salary), (ii) the annual bonus for a previously completed year but unpaid as of the employment termination date, and (iii) a pro rata portion of the annual bonus the named executive officer would have earned for the fiscal year in which the employment termination occurs in the event the employment is terminated, either voluntarily with “Good Reason” or by the Company without “Cause”, as defined in the applicable employment agreement. The severance payments are to be payable in one lump sum payment following the date of employment termination according to our regular payroll practices and policies. A named executive officer receiving severance payments is also entitled to such employee benefits (including equity compensation), if any, as to which such named executive officer may be entitled under the Company’s employee benefit plans as of the employment termination date.

Compensation of Non-Employee Directors

The following table presents a summary of the compensation earned by each non-employee director who served on the Board during Fiscal 2018:

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)
Gary Balkema	50,000	-	-	50,000
Kirk Calhoun	55,000	-	-	55,000
Robert Casale	50,000	-	-	50,000
John Hadden II	80,000	-	-	80,000

Cash Retainer Compensation

Non-employee members of our Board are paid an annual cash retainer for their service, with additional compensation for chairing a committee of the Board. In addition, Mr. Hadden received compensation for additional services provided as a director. The compensation paid to the members of the Board is indicated in the chart below:

2018 Director Cash Compensation
Director Annual Retainer (all)	$40,000
Additional Annual Retainer to Audit Committee Chairperson	$15,000
Additional Annual Retainer to Compensation Committee Chairperson	$10,000
Additional Annual Retainer to Nominating and Corporate Governance Committee Chairperson	$10,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 29, 2019 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding Common Stock;

●	each of our directors and named executive officers; and

●	all of our directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock (1)
5% or Greater Shareholders
Park West Asset Management LLC(2)	1,473,218	16.83%

Directors and Named Executive Officers
Michael J. Valentino(3)	293,986	3.31%
Natasha Giordano(4)	304,538	3.36%
Rita O’Connor(5)	20,000	*
Gary S. Balkema(6)	14,447	*
Anthony Bartsh	-	-
Kirk Calhoun(7)	10,677	*
Robert Casale(8)	11,712	*
John W. Hadden II(9)	11,192	*
All current executive officers and directors as a group (9 persons)(10)	667,302	7.21%

* Represents holdings of less than 1% of shares outstanding.

(1)

The applicable percentage of ownership for each beneficial owner is based on 8,752,178 shares of Common Stock outstanding as of March 29, 2019. Shares of our Common Stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Based on information contained in a report on Schedule 13D/A filed jointly by Park West Asset Management LLC (“PWAM”), Park West Investors Master Fund, Limited (“PWIMF”), Park West Partners International, Limited (“PWPI” and, together with PWIMF, the “PW Funds”) and Peter S. Park on February 20, 2019. Consists of (i) 1,332,191 shares of Common Stock held by PWIMF and, subject to the limitations described below, 13,565 shares of Series A Preferred Stock, convertible into 5,217,307 shares of Common Stock and warrants to purchase up to 902,528 shares of Common Stock; and (ii) 141,027 shares of Common Stock held by PWPI and, subject to the limitations described below, 1,435 shares of Series A Preferred Stock, convertible into 551,923 shares of Common Stock and warrants to purchase up to 115,653 shares of Common Stock. The Series A Preferred Stock contains a provision prohibiting conversion to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.9% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion. The warrants expire on June 14, 2027 and contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result of the foregoing, for purposes of Reg. Section 240.13d-3, PWAM and Mr. Park may be deemed to beneficially own the 1,473,218 shares of Common Stock held in the aggregate by the PW Funds, and no shares of Common Stock underlying the warrants and the Series A Preferred Stock held in the aggregate by the PW Funds. PWAM is the investment manager to PWIMF and PWPI, and Mr. Park is the sole member and manager of PWAM. Each of Mr. Park and PWAM has shared power to vote or direct the vote of 1,473,218 shares of Common Stock. Each of Mr. Park and PWAM has shared power to dispose or direct the disposition of 1,473,218 shares of Common Stock. PWIMF has shared power to vote or direct the vote of 1,332,191 shares of Common Stock. PWIMF has shared power to dispose or direct the disposition of 1,332,191 shares of Common Stock. Each of PWAM and Mr. Park specifically disclaims beneficial ownership in the shares of Common Stock reported herein except to the extent of their pecuniary interest therein. The address of Mr. Park, PWAM, PWIMF and PWPI is c/o Park West Asset Management LLC, 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(3)

Consists of 152,386 shares of Common Stock, options to purchase 112,509 shares of Common Stock exercisable within 60 days of March 29, 2019 and warrants to purchase 29,091 shares of Common Stock exercisable within 60 days of March 29, 2019

(4)	Consists of 1,086 shares of Common Stock and options to purchase 303,452 shares of Common Stock exercisable within 60 days of March 29, 2019.

(5)	Consists of options to purchase 20,000 shares of Common Stock exercisable within 60 days of March 29, 2019.

(6)	Consists of 5,445 shares of Common Stock and options to purchase 9,002 shares of Common Stock exercisable within 60 days of March 29, 2019.

(7)	Consists of 1,675 shares of Common Stock and options to purchase 9,002 shares of Common Stock exercisable within 60 days of March 29, 2019.

(8)	Consists of 2,710 shares of Common Stock and options to purchase 9,002 shares of Common Stock exercisable within 60 days of March 29, 2019.

(9)	Consists of 2,190 shares of Common Stock and options to purchase 9,002 shares of Common Stock exercisable within 60 days of March 29, 2019.

(10)

Consists of 166,242 shares of Common Stock, options to purchase 471,969 shares of Common Stock exercisable within 60 days of March 29, 2019 and warrants to purchase 29,091 shares of Common Stock exercisable within 60 days of March 29, 2019.

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

Preferred Stock Transaction

Anthony Bartsh, one of our directors, is an employee of Park West Asset Management LLC, the holder of all of the Company’s Series A Preferred Stock (as defined below). On December 20, 2018, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Park West Investors Master Fund, Limited, a Cayman Islands exempted company and Park West Partners International, Limited, a Cayman Islands exempted company (together with Park West Investors Master Fund, Limited, the “Investors”), at a time when Mr. Bartsh was not a director of the Company. On February 20, 2019, pursuant to the Purchase Agreement, the Company issued 15,000 shares of the Company’s newly created Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), to the Investors at a price of $1,000 per share, for an aggregate purchase consideration of $15.0 million. The terms, rights, obligations and preferences of the Series A Preferred Stock are set forth in the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”).

Pursuant to the Certificate of Designation, the holders of the Series A Preferred Stock have the exclusive right, voting separately as a class, to elect one (1) director (the “Series A Director”) to the Board, for so long as Park West Asset Management LLC and its affiliates hold at least twenty-five percent (25%) of the issued and outstanding Series A Preferred Stock. The Series A Preferred Stock holders nominated and appointed Mr. Bartsh in March 2019 to serve as the Series A Director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Marcum LLP (GBH CPAs, PC combined its practice with Marcum LLP on August 6, 2018) for fiscal years 2018 and 2017. There were no other professional services rendered or fees billed by Marcum LLP or GBH CPAs, PC for fiscal years 2018 and 2017.

Services Rendered	2018	2017
Audit Fees(1)	$93,000	$80,494
Audit-Related Fees(2)	-	$23,800
Tax Fees	$7,600	-
All Other Fees	-	-

(1)

These fees include the audits of our annual consolidated financial statements for fiscal years 2018 and 2017 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2018 and 2017.

(2)	These fees are related to consultations regarding the reverse merger with Dipexium Pharmaceuticals, Inc. and the Form S-4 filed in January 2017.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm are subject to pre-approval by our Audit Committee. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Marcum & GBH CPAs, PC for fiscal years 2018 and 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2018 and 2017, the footnotes thereto, and the reports of Marcum LLP and GBH CPAs, PC, independent registered public accounting firms, are set forth on pages F-1 through F-19 of this Form 10-K.

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

3.2

Certificate of Amendment to the Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 20, 2019 (File No. 001-36351)).

3.3	Amended and Restated Bylaws of PLx Pharma Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on January 20, 2017) (File No. 001-36351)).

4.1	Form of Warrant, to be issued by PLx Pharma Inc. to the Investors on June 14, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 12, 2017 (File No. 001-36351)).

4.2

Form of Warrant to Purchase Common Stock issued by PLx Pharma Inc. in connection with the Loan and Security Agreement among PLx Pharma Inc., PLx Opco Inc., and Silicon Valley Bank, dated as of August 9, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 10, 2017 (File No. 001-36351)).

4.3

Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 20, 2019 (File No. 001-36351)).

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

10.18

Amendment to Employment Agreement with Natasha Giordano, dated March 7, 2019 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 8, 2019 (File No. 001-36351)).

10.19

Amendment to Employment Agreement with Rita O’Connor, dated March 16, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 8, 2019 (File No. 001-36351)).**

10.20

Amendment to Employment Agreement with Rita O’Connor, dated March 7, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 8, 2019 (File No. 001-36351)).**

10.21

Amendment to Employment Agreement with Efthymios Deliargyris, dated March 7, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 8, 2019 (File No. 001-36351)).**

10.22

Amendment to Employment Agreement with Michael Valentino, dated March 7, 2019 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 8, 2019 (File No. 001-36351)).

16.1	Letter of GBH CPAs, PC, dated August 6, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-36351)).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

31.2

Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

101.INS	XBRL Instance Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

101.LAB	XBRL Taxonomy Label Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

*	Filed herewith.
**	The hyperlink to this exhibit was incorrect in the registrant’s Form 10-K filed on March 8, 2019. The correct hyperlink is included in this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLx Pharma Inc.

By:	/s/ Natasha Giordano
Natasha Giordano
President and Chief Executive Officer
(principal executive officer)

Date: April 1, 2019

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: April 1, 2019

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	April 1, 2019
Natasha Giordano	Chief Executive Officer

*	Director and Executive Chairman of the Board	April 1, 2019
Michael J. Valentino

*	Director	April 1, 2019
Gary Balkema

/s/ Anthony Bartsh	Director	April 1, 2019
Anthony Bartsh

*	Director	April 1, 2019
Robert Casale

*	Director	April 1, 2019
Kirk Calhoun

*	Director	April 1, 2019
John W. Hadden II

* By /s/ Rita O’Connor
Rita O’Connor, Attorney-in-fact