Form 10-Q
period 2019-03-31
PLx Pharma Inc.
filed 2019-05-10
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-36351

PLx Pharma Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4995704
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

8285 El Rio Street, Ste. 130
Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 842-1249

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	PLXP	The NASDAQ Capital Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of May 1, 2019, there were 8,753,567 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page

PART I -	FINANCIAL INFORMATION	5

Item 1.	Unaudited Consolidated Financial Statements	5

	Unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	5

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018	6

	Unaudited Consolidated Statements of Series A Convertible Preferred Stock and Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018	7

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II -	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	24

	Certificates

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,318,786	$14,250,267
Accounts receivable	15,959	18,234
Prepaid expenses and other current assets	307,800	421,933
Deferred financing costs	130,279	174,976
TOTAL CURRENT ASSETS	24,772,824	14,865,410
NON-CURRENT ASSETS
Property and equipment, net	1,345,552	1,394,230
Leased assets	644,625	-
Goodwill	2,061,022	2,061,022
Security deposit	67,714	67,714
TOTAL ASSETS	$28,891,737	$18,388,376

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$702,015	$687,257
Accrued bonus and severance	473,797	1,048,393
Accrued interest	58,799	60,366
Current portion of term loan, net of discount and fees	3,563,098	2,909,709
Current lease liability	301,616	26,935
TOTAL CURRENT LIABILITIES	5,099,325	4,732,660
NON-CURRENT LIABILITIES
Accrued interest, net of current portion	365,358	309,440
Term loan, net of discount, fees and current portion	3,377,871	4,280,385
Warrant liability	10,264,252	2,537,317
Accrued dividends	128,218	-
Other liabilities	449,079	84,281
TOTAL LIABILITIES	19,684,103	11,944,083

Series A convertible preferred stock: $0.001 par value; liquidation value of $15,000,000; 45,000 shares designated, 15,000 and 0 issued and outstanding	13,661,578	-

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 955,000 authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 8,752,178 and 8,743,950 shares issued and outstanding	8,752	8,744
Additional paid-in capital	72,831,823	72,871,317
Accumulated deficit	(77,294,519)	(66,435,768)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,453,944)	6,444,293
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,891,737	$18,388,376

 See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
REVENUES:
Federal grant	$317,560	$81,457
TOTAL REVENUES	317,560	81,457

OPERATING EXPENSES:
Research and development	992,704	1,079,036
General and administrative	2,244,160	2,240,000
TOTAL OPERATING EXPENSES	3,236,864	3,319,036
OPERATING LOSS	(2,919,304)	(3,237,579)

OTHER INCOME (EXPENSE):
Interest income	82,350	66,923
Interest expense	(294,862)	(275,399)
Change in fair value of warrant liability	(7,726,935)	8,424,647
TOTAL OTHER INCOME (EXPENSE)	(7,939,447)	8,216,171
INCOME (LOSS) BEFORE INCOME TAXES	(10,858,751)	4,978,592
Income taxes	-	-
NET INCOME (LOSS)	(10,858,751)	4,978,592

Preferred stock beneficial conversion feature and dividends	(12,820,526)	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(23,679,277)	$4,978,592

Net income (loss) per common share - basic	$(2.71)	$0.57
Net income (loss) per common share - diluted	$(2.71)	$0.57

Weighted average shares of common shares - basic	8,750,543	8,725,038
Weighted average shares of common shares - diluted	8,750,543	8,725,038

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible		Permanent Equity
	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2017	-	$-	8,722,823	$8,723	$71,939,917	$(67,332,248)	$4,616,392

Stock-based compensation expense					281,505		281,505
Offering of common stock and warrants							-
Common shares issued to vendor			3,375	4	22,496		22,500
Net income						4,978,592	4,978,592

Balance at March 31, 2018	-	$-	8,726,198	$8,727	$72,243,918	$(62,353,656)	$9,898,989

Balance at December 31, 2018	-	$-	8,743,950	$8,744	$72,871,317	$(66,435,768)	$6,444,293

Stock-based compensation expense					66,232		66,232
Issuance of Series A Preferred Stock, net of issuance costs	15,000	13,661,578
Series A Preferred - beneficial conversion feature at issuance					12,692,308		12,692,308
Series A Preferred - beneficial conversion feature deemed dividend					(12,692,308)		(12,692,308)
Common shares issued to vendor			8,228	8	22,492		22,500
Series A Preferred - declared dividends					(128,218)		(128,218)
Net loss						(10,858,751)	(10,858,751)

Balance at March 31, 2019	15,000	$13,661,578	8,752,178	$8,752	$72,831,823	$(77,294,519)	$(4,453,944)

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,858,751)	$4,978,592
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	55,569	34,068
Share-based compensation	66,232	281,505
Non-cash interest expense	63,375	61,113
Change in fair value of warrant liability	7,726,935	(8,424,647)
Provision for obsolete inventory	-	463,625
Changes in operating assets and liabilities
Accounts receivable	2,275	(56,643)
Inventory	-	(217,251)
Prepaid expenses and other current assets	114,133	(421,880)
Accounts payable and accrued liabilities	81,955	73,470
Accrued bonus and severance	(574,596)	(542,014)
Accrued interest	54,351	55,543
Other long-term liabilities	(5,146)	(4,371)
Net cash used in operating activities	(3,273,668)	(3,718,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,891)	(267,323)
Net cash used in investing activities	(6,891)	(267,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible Series A preferred stock	13,661,578	-
Repayments of term loan	(312,500)	-
Net cash provided by financing activities	13,349,078	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,068,519	(3,986,213)
Cash and cash equivalents, beginning of period	14,250,267	24,404,368
Cash and cash equivalents, end of period	$24,318,786	$20,418,155

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$177,136	$158,698

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$-	$8,364
Deferred financing costs included in accounts payable	$44,697	$-
Preferred stock beneficial conversion feature and dividends	$12,820,526	$-
Value of common shares issued to vendor for services	$22,500	$22,500

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1.  BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc., together with its subsidiaries PLx Opco Inc. and PLx Chile SpA, is a late stage startup specialty pharmaceutical company focusing initially on commercializing two patent-protected lead products: Vazalore ™ 325 mg and Vazalore ™ 81 mg (referred to together as “Vazalore”). Vazalore 325 mg is approved by the U.S. Food and Drug Administration (“FDA”) for over-the-counter distribution and is the first ever liquid-filled aspirin capsule.

PLx Chile SpA was formed on September 12, 2011 as a wholly-owned subsidiary of PLx Opco Inc. The Company dissolved its wholly-owned and dormant subsidiary Dipexium Pharmaceuticals Ireland Limited in December 2018.

NOTE 2.  LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on hand, to meet its obligations as they become due. Based on the Company’s expected operating cash requirements and capital expenditures, the Company believes its cash on hand at March 31, 2019 is adequate to fund operations for at least twelve months from the date that these financial statements are issued.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2018 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018.

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, PLx Opco Inc. and PLx Chile SpA. All significant intercompany balances and transactions have been eliminated within the consolidated financial statements. The Company operates in one business segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of tangible and intangible assets and liabilities acquired in business combinations, the fair value of warrant liabilities and other financial instruments, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, the fair value and depreciable lives of long-lived tangible and intangible assets, and deferred taxes and the associated valuation allowance. Actual results could differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries has been designated as the U.S. dollar. Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of March 31, 2019, the Company had cash and cash equivalents of approximately $24.3 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of March 31, 2019 and December 31, 2018, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of March 31, 2019 and December 31, 2018 was comprised of raw materials for the manufacture of Vazalore. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was approximately $1.0 million as of March 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments

Certain financial instruments (cash and cash equivalents, receivables, and accounts payable) classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the noncurrent term loan approximates its face value of $7,187,500 based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 7.

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

Leases

At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in leased assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of March 31, 2019, the Company did not have any finance leases.

Goodwill

Goodwill is not amortized but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. Management performs its review of goodwill on its one reporting unit.

The Company performs a one-step test in its evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations.

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the three months ended March 31, 2019 and 2018.

Revenue Recognition

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

The Company’s current sole revenue arrangement is a cost-reimbursable federal grant with the National Institutes of Health. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $317,560 and $81,457 of revenue under this arrangement during the three months ended March 31, 2019 and 2018, respectively.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any material contract assets or liabilities as of March 31, 2019 and December 31, 2018.

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with specific projects and include fees paid to various entities that perform research related services for the Company combined with reimbursable costs related to the federal grant with the National Institutes of Health.

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

Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock using the if-converted method. None of the potential dilutive securities had a dilutive impact during the three months ended March 31, 2019 and 2018. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive.

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) convertible preferred stock, which have been excluded from the computation of diluted loss per share, was 10,365,446 shares and 3,878,802 shares as of March 31, 2019 and 2018, respectively.

Reclassifications

Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

Recent Accounting Developments

Recently Adopted Guidance

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company adopted this guidance effective January 1, 2019 using the following practical expedients:

●	the Company did not reassess if any expired or existing contracts are or contain leases
●	the Company did not reassess the classification of any expired or existing leases.

Additionally, the Company made ongoing accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases.

Upon adoption of the new guidance on January 1, 2019, the Company recorded a ROU of $712,534 and recognized a lease liability of $789,543, with no resulting cumulative effect adjustment to retained earnings.

In June 2018, the FASB issued guidance with respect to the accounting for nonemployee share-based payment awards. The guidance generally aligns the accounting for nonemployee awards to that for employees. The guidance is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019 and the adoption did not have a material impact on its financial statements.

Unadopted Guidance

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

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 9.5% at March 31, 2019), with interest payable monthly. The monthly payments will consist of interest-only for the first 18 months, after which the Term Loan will be payable in 24 equal monthly installments of principal, plus accrued interest. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021. Once repaid, the Term Loan may not be reborrowed.

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

As of March 31, 2019 and December 31, 2018, the $7.2 million and $7.5 million face value of the Term Loan, respectively, was presented in the accompanying consolidated balance sheets net of current unamortized discounts and issuance costs of $186,902 and $215,291, and long-term unamortized discounts and issuance costs of $59,629 and $94,615, respectively.

Total interest expense recognized for the three months ended March 31, 2019 and 2018 was $294,862 and $275,354, respectively.

NOTE 5.  STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

In December 2018, the Company entered into a purchase agreement with certain accredited investors for the private placement of $15.0 million of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) pending stockholders' approval. On February 19, 2019, the stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to (i) authorize 1,000,000 shares of “blank check” preferred stock and (ii) issue more than 20% of the Company’s common stock pursuant to the private placement transaction with certain accredited investors. Upon this stockholder approval, the Company completed the private placement on February 20, 2019, raising $15.0 million through the issuance of 15,000 shares of Series A Preferred Stock. The Series A Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $2.60 per share, subject to certain adjustments. Holders of the Series A Preferred Stock will be entitled to an initial dividend rate of 8.0% per annum, which will stop accruing on the date of the FDA’s approval of the supplemental sNDA of Vazalore 325 mg and Vazalore 81mg. The dividends are compounded quarterly and payable in cash or shares of Series A Preferred Stock at the Company’s option. The Series A Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. A beneficial conversion feature in the amount of $12.7 million was bifurcated from the host instrument and accounted for separately as an increase in additional paid-in capital in equity, and resulted in a deemed dividend during the three months ended March 31, 2019 of $12.7 million which was accounted for as a decrease in additional paid-in capital in equity due to the Company’s accumulated deficit position. . The Series A Preferred Stock contains an embedded put option that is required to be bifurcated from the host instrument and accounted for separately as a mark-to-market derivative liability; the fair value of the embedded derivative liability was de miminis at the date of issuance and as of March 31, 2019. At March 31, 2019, the carrying value of the temporary equity was net of approximately $1.3 million in offering costs.

The Company recognized $128,218 of total dividends on the Series A Preferred Stock during the three months ended March 31, 2019 (or $0.01 per share). No dividends were recognized on common stock during any of the periods presented.

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

In connection with the entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (see Note 4). These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

Stock Options

Following is a summary of option activities for the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,206,709	$17.93	7.0	$-
Granted	678,350	$5.79
Exercised, cancelled or forfeited	(42,750)	$6.75
Outstanding, March 31, 2019	1,842,309	$13.72	7.9	$159,675

Exercisable, March 31, 2019	1,034,459	$20.07	6.4	$-

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

The Company granted 678,350 options during the three months ended March 31, 2019 with an aggregate fair value of approximately $2.8 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 2.5%, (2) expected life of 6.0 years, (3) expected volatility of 82%, and (4) zero expected dividends.

As of March 31, 2019, the Company had $3.1 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.8 years.

During the three months ended March 31, 2019 and 2018, the Company recorded $66,232 and $281,505, respectively, in total compensation expense related to the stock options and stock bonuses. Substantially all share-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring on December 31, 2019, July 31, 2021 and October 3, 2021. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $90,344 and $32,769 for the three months ended March 31, 2019 and 2018, respectively. Rent expense for 2018 excludes New York lease costs as it was not restated for the new lease guidance.

All the Company’s existing leases as of March 31, 2019 are classified as operating leases. As of March 31, 2019, the Company has four operating leases for facilities and office equipment with remaining terms expiring from 2019 through 2022 and a weighted average remaining lease term of 2.3 years. Many of the Company’s existing leases have fair value renewal options, none of which have considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of the Company’s lease liability is approximately 9.5%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income for the three months ended March 31, 2019 consisted of the following:

Operating lease cost	$84,175
Variable lease costs	6,168
Sublease income	(58,508)
Total lease costs	$31,835

A maturity analysis of the Company’s operating leases are as follows:

Future undiscounted cash flows:

2019	$277,057
2020	320,484
2021	203,141
Total	800,682

Discount factor	(84,196)
Lease liabilty	716,486
Current lease liability	(301,616)
Non-current lease liability	$414,870

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

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $25,000 and $46,555 related to the University in the three months ended March 31, 2019 and 2018, respectively.

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm which expires in June 2019. The Company agreed to pay a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in shares of the Company’s common stock. The Company issued 8,228 and 3,375 shares of common stock during the three months ended March 31, 2019 and 2018, respectively, as payment for services during such period.

NOTE 7.  FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received in the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has categorized all liabilities recorded at fair value based upon the level of judgment associated with the inputs used to measure their fair value.

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

The stock purchase warrants issued in June 2017 contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a Black-Scholes valuation model as the Company believes the value will closely approximate the value from the binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used in the Black-Scholes model at March 31, 2019 include: (1) discount rate of 2.3%, (2) expected life of 8.2 years, (3) expected volatility of 82%, and (4) zero expected dividends.

The Series A Preferred Stock contains a contingent put option and, accordingly, the Company considered it to be a liability and accounted for it at fair value using Level 3 inputs. The Company determined the fair value of this liability was de minimis at issuance and as of March 31, 2019 due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019:

Description	Balance at December 31, 2018	Established in 2019	Change in Fair Value	Balance at March 31, 2019

Warrant liability	$2,537,317	$-	$7,726,935	$10,264,252

Put option	$-	$-	$-	$-

The following table identifies the carrying amounts of such liabilities at March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$10,264,252	$10,264,252
Put option	$-	$-	$-	$-
Balance at March 31, 2019	$-	$-	$10,264,252	$10,264,252

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$2,537,317	$2,537,317
Balance at December 31, 2018	$-	$-	$2,537,317	$2,537,317

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and including goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the three months ended March 31, 2019 and 2018.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (March 31, 2019), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three months ended March 31, 2019 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

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

The U.S. Food and Drug Administration (the “FDA”) approved our lead product, Vazalore 325 mg, which is a novel formulation of aspirin using the PLxGuard delivery system intended to provide better antiplatelet effectiveness for cardiovascular disease prevention as compared to the current standard of care, enteric-coated aspirin and significantly reduce GI side effects as compared with immediate-release aspirin. Vazalore 325 mg (formerly PL2200 Aspirin 325 mg and Aspertec 325 mg) was originally approved under the drug name aspirin, and the proprietary name ‘Vazalore’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation — Vazalore 81 mg — is in late-stage development and will be the subject of a supplemental New Drug Application (“sNDA”), leveraging the already approved status of Vazalore 325 mg. We are focused on manufacturing, scale-up and label finalization for Vazalore 325 mg aspirin dosage form and preparing an sNDA for Vazalore 81 mg maintenance dosage form. Our goal is to begin selling both products in the United States by mid-2020, subject to approval by the FDA.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of tangible and intangible assets and liabilities acquired in business combinations, the fair value of warrant liabilities and other financial instruments, stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, the fair value and depreciable lives of long-lived tangible and intangible assets, and deferred taxes and the associated valuation allowance. Actual results could differ from those estimates.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant and put option liabilities are recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the noncurrent term loan approximates its face value of $7,187,500 based on the Company’s current financial condition and on the variable nature of term loan’s interest feature as compared to current rates.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

Total revenues were $317,560 for the three months ended March 31, 2019, compared to revenues of $81,457 for the three months ended March 31, 2018. Revenue in both the 2019 and 2018 periods is primarily attributable to work performed under a federal grant from the National Institutes of Health.

Operating Expenses

Total operating expenses were approximately $3.2 million during the three months ended March 31, 2019, a 2% decrease from operating expenses of approximately $3.3 million in the comparable period in 2018. Operating expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$992,704	$1,079,036	$(86,332)	(8)%
General and administrative expenses	2,244,160	2,240,000	4,160	0%
Total operating expenses	$3,236,864	$3,319,036	$(82,172)	(2)%

Research and Development Expenses

Research and development expenses totaled approximately $1.0 million in the three months ended March 31, 2019 compared to $1.1 million in the prior year period. The expenses in both periods included continued product development and manufacturing activities for Vazalore.

General and Administrative Expenses

General and administrative expenses totaled approximately $2.2 million in the three months ended March 31, 2019 and in the prior year period.

Other income (expense), net

Other income (expense), net totaled approximately $7.9 million of net other expense in the three months ended March 31, 2019 compared to $8.2 million of net other income in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($7.7 million of net other expense in the three months ended March 31, 2019 as compared to $8.4 million of other income in the comparable 2018 period).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(3,273,668)	$(3.718,890)
Net cash used in investing activities	$(6,891)	$(267,323)
Net cash provided by financing activities	$13,349,078	$-

Net Cash Used in Operating Activities

Net cash used in operating activities of $3.3 million for the three months ended March 31, 2019 primarily reflects our net loss for the period of $10.9 million adjusted for various non-cash charges and income, including (i) $7.7 million change in fair value of warrant liability reflected as other income, partially offset by (ii) $0.1 million of share-based compensation, (iii) $0.1 million of non-cash interest expense and (iv) net operating asset/liability changes of approximately ($0.3) million.

Net cash used in operating activities of approximately $3.7 million for the three months ended March 31, 2018 primarily reflects our net income for the period of approximately $5.0 million adjusted for various non-cash charges and income, including (i) approximately $8.4 million change in fair value of warrant liability reflected as other income, (ii) approximately $0.5 million for an increase to inventory obsolescence reserves, (iii) net operating asset/liability changes of approximately $1.1 million, partially offset by (iv) approximately $0.3 million of share- based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled approximately $7,000 and $0.3 million in the three months ended March 31,

2019 and 2018, respectively, relating to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $13.3 million in the three months ended March 31, 2019. Financing activities in the 2019 period consisted of approximately $13.7 million of Series A Convertible Preferred Stock (“Series A Preferred Stock”) proceeds, offset by $0.3 million debt repayment.

We had no financing activity in the three months ended March 31, 2018.

Future Liquidity and Needs

As of March 31, 2019, we had working capital of approximately $19.7 million, including cash and cash equivalents of $24.3 million. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at March 31, 2019 is adequate to fund operations for at least twelve months from the date that this Quarterly Report is filed.

We have not generated any revenue from the sale of products, have not generated revenue from licensing activities, and have incurred losses in each year since we commenced operations. As of March 31, 2019, we had an accumulated deficit of $90.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of Vazalore and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2018, under the heading “Part I – Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 21, 2018, the Company completed a private placement of Series A Preferred Stock on February 20, 2019. See Note 5 to our Unaudited Condensed Consolidated Financial Statements for the Quarter Ended March 31, 2019 for additional information regarding the private placement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

INDEX TO EXHIBITS

Number	Description

3.1	Certificate of Amendment to the Amended Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 20, 2019).

3.2

Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 20, 2019).

10.1

Amendment to Employment Agreement with Natasha Giordano, dated March 7, 2019 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 8, 2019).

10.2

Amendment to Employment Agreement with Rita O’Connor, dated March 16, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 8, 2019).

10.3

Amendment to Employment Agreement with Rita O’Connor, dated March 7, 2019 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 8, 2019).

10.4

Amendment to Employment Agreement with Efthymios Deliargyris, dated March 7, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 8, 2019).

10.5

Amendment to Employment Agreement with Michael Valentino, dated March 7, 2019 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 8, 2019).

10.6

Equity Distribution Agreement, dated March 25, 2019, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-230478), filed with the SEC on March 25, 2019).

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

PLX PHARMA INC.

Date: May 10, 2019	/s/ Natasha Giordano
By: Natasha Giordano Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor Title: Chief Financial Officer
(Principal Financial and Accounting Officer)