Form 10-Q
period 2019-06-30
PLx Pharma Inc.
filed 2019-08-09
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-36351

PLx Pharma Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4995704
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

9 Fishers Lane, Suite E
Sparta, NJ	07871
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 842-1249

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	PLXP	The NASDAQ Capital Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of August 7, 2019, there were 9,044,267 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION	5

Item 1.	Unaudited Consolidated Financial Statements	5

	Unaudited Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	5

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Unaudited Consolidated Statements of Series A Convertible Preferred Stock and Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018

		6 7
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II -	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosure	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

	Signatures	25

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

● ● ●

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,256,643	$14,250,267
Accounts receivable	193,732	18,234
Prepaid expenses and other current assets	266,542	421,933
Deferred financing costs	-	174,976
TOTAL CURRENT ASSETS	21,716,917	14,865,410
NON-CURRENT ASSETS
Property and equipment, net	1,364,181	1,394,230
Lease assets	574,953	-
Goodwill	2,061,022	2,061,022
Security deposit	67,714	67,714
TOTAL ASSETS	$25,784,787	$18,388,376

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,501,848	$687,257
Accrued bonus and severance	711,937	1,048,393
Accrued interest	49,480	60,366
Current portion of term loan, net of discount and fees	3,594,495	2,909,709
Current lease liabilities	296,797	26,935
TOTAL CURRENT LIABILITIES	6,154,557	4,732,660
NON-CURRENT LIABILITIES
Accrued interest, net of current portion	417,205	309,440
Term loan, net of discount, fees and current portion	2,467,370	4,280,385
Warrant liability	15,617,229	2,537,317
Accrued dividends	429,953	-
Other liabilities	377,963	84,281
TOTAL LIABILITIES	25,464,277	11,944,083

Series A convertible preferred stock: $0.001 par value; liquidation value of $15,000,000; 45,000 shares designated, 15,000 and 0 issued and outstanding	13,661,578	-

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 955,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 8,871,369 and 8,743,950 shares issued and outstanding	8,871	8,744
Additional paid-in capital	73,291,876	72,871,317
Accumulated deficit	(86,641,815)	(66,435,768)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,341,068)	6,444,293
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,784,787	$18,388,376

 See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Federal grant	$182,905	$167,459	$500,465	$248,916
TOTAL REVENUES	182,905	167,459	500,465	248,916

OPERATING EXPENSES:
Research and development	1,598,884	734,246	2,591,588	1,813,282
General and administrative	2,433,200	1,830,586	4,677,360	4,070,586
TOTAL OPERATING EXPENSES	4,032,084	2,564,832	7,268,948	5,883,868
OPERATING LOSS	(3,849,179)	(2,397,373)	(6,768,483)	(5,634,952)

OTHER INCOME (EXPENSE)
Interest income	135,092	75,175	217,442	142,098
Interest and other expense	(280,232)	(283,285)	(575,094)	(558,684)
Change in fair value of warrant liability	(5,352,977)	(997,921)	(13,079,912)	7,426,726
TOTAL OTHER INCOME (EXPENSE)	(5,498,117)	(1,206,031)	(13,437,564)	7,010,140
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(9,347,296)	(3,603,404)	(20,206,047)	1,375,188
Income taxes	-	-	-	-
NET INCOME (LOSS)	$(9,347,296)	$(3,603,404)	$(20,206,047)	$1,375,188

Preferred dividends and beneficial conversion feature	$(301,735)	$-	$(13,122,261)	$-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,649,031)	$(3,603,404)	$(33,328,308)	$1,375,188

Net income (loss) per common share - basic	$(1.10)	$(0.41)	$(3.80)	$0.16
Net income (loss) per common share - diluted	$(1.10)	$(0.41)	$(3.80)	$0.16

Weighted average shares of common shares - basic	8,779,909	8,729,962	8,779,096	8,727,514
Weighted average shares of common shares - diluted	8,779,909	8,729,962	8,779,096	8,727,514

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

	Temporary Equity		Permanent Equity
	Series A Redeemable Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2017	-	$-	8,722,823	$8,723	$71,939,917	$(67,332,248)	$4,616,392

Share-based compensation expense					281,505		281,505
Common shares issued to vendor			3,375	4	22,496		22,500
Net income						4,978,592	4,978,592

Balance at March 31, 2018	-	-	8,726,198	8,727	72,243,918	(62,353,656)	9,898,989

Share-based compensation expense					236,095		236,095
Common shares issued to vendor			5,558	5	22,495		22,500
Net loss						(3,603,404)	(3,603,404)

Balance at June 30, 2018	-	$-	8,731,756	$8,732	$72,502,508	$(65,957,060)	$6,554,180

Balance at December 31, 2018	-	$-	8,743,950	$8,744	$72,871,317	$(66,435,768)	$6,444,293

Share-based compensation expense					66,232		66,232
Issuance of Series A Preferred Stock, net of issuance costs	15,000	13,661,578					-
Series A Preferred - beneficial conversion feature at issuance					12,692,308		12,692,308
Series A Preferred - conversion feature deemed dividend					(12,692,308)		(12,692,308)
Common shares issued to vendor			8,228	8	22,492		22,500
Series A Preferred - declared dividends					(128,218)		(128,218)
Net loss						(10,858,751)	(10,858,751)

Balance at March 31, 2019	15,000	13,661,578	8,752,178	8,752	72,831,823	(77,294,519)	(4,453,944)

Share-based compensation expense					276,505		276,505
Common shares issued to vendor			4,218	4	22,496		22,500
Common shares issued, net of issuance costs - ATM			114,973	115	462,787		462,902
Series A Preferred - declared dividends					(301,735)		(301,735)
Net loss						(9,347,296)	(9,347,296)

Balance at June 30, 2019	15,000	$13,661,578	8,871,369	$8,871	$73,291,876	$(86,641,815)	$(13,341,068)

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,206,047)	$1,375,188
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	95,132	89,451
Share-based compensation	342,737	517,600
Amortization of debt discounts and issuance costs	121,771	122,883
Change in fair value of warrant liability	13,079,912	(7,426,726)
Provision for obsolete inventory	-	475,417
Loss on sale of property and equipment	12,398	-
Changes in operating assets and liabilities
Accounts receivable	(175,498)	(108,204)
Inventory	-	(229,043)
Prepaid expenses and other assets	155,391	(144,888)
Lease assets	137,581	-
Accounts payable and accrued liabilities	958,536	(239,937)
Accrued bonus and severance	(336,456)	(345,398)
Accrued interest	96,879	110,432
Other current and long-term liabilities	(148,990)	(10,706)
Net cash used in operating activities	(5,866,654)	(5,813,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,892)	(665,728)
Proceeds from sale of property and equipment	11,442	-
Net cash used in investing activities	(1,450)	(665,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible Series A preferred stock	13,661,578	-
Net proceeds from issuance of common stock	462,902	-
Repayments of term loan	(1,250,000)	-
Net cash provided by financing activities	12,874,480	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,006,376	(6,479,659)
Cash and cash equivalents, beginning of period	14,250,267	24,404,368
Cash and cash equivalents, end of period	$21,256,643	$17,924,709

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$344,046	$325,313

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$76,031	$-
Preferred stock beneficial conversion feature and dividends	$13,122,261	$-
Value of common shares issued to vendor for services	$45,000	$45,000

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1.  BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc., together with its subsidiaries PLx Opco Inc. and PLx Chile SpA, is a late-stage startup specialty pharmaceutical company focusing initially on commercializing two patent-protected lead products: Vazalore TM 325 mg and Vazalore TM 81 mg (referred to together as “Vazalore”). Vazalore 325 mg is approved by the U.S. Food and Drug Administration (“FDA”) for over-the-counter distribution and is the first ever liquid-filled aspirin capsule.

PLx Chile SpA was formed on September 12, 2011 as a wholly-owned subsidiary of PLx Opco Inc. The Company dissolved its wholly-owned and dormant subsidiary Dipexium Pharmaceuticals Ireland Limited in December 2018.

NOTE 2.  LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company has not generated any revenue from sale of products, and has incurred operating losses in each year since it commenced operations.  As of June 30, 2019, the Company had an accumulated deficit of $86.6 million.  The Company expects to continue to incur significant expenses and increasing operating losses for the foreseeable future as the Company continues the development and commercialization of its candidates.  However, based on the Company’s expected operating cash requirements and capital expenditures, the Company believes its cash on hand at June 30, 2019 is adequate to fund obligations for at least twelve months from the date that these financial statements are issued.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2018 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of June 30, 2019, the Company had cash and cash equivalents of approximately $21.3 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of June 30, 2019 and December 31, 2018, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of June 30, 2019 and December 31, 2018 was comprised of raw materials for the manufacture of Vazalore. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was approximately $0.6 million and $1.0 million as of June 30, 2019 and December 31, 2018, respectively, resulting in net inventory of zero for both periods.

Fair Value of Financial Instruments

Certain financial instruments (cash and cash equivalents, receivables, and accounts payable) classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the term loan approximates its face value of $6,250,000 based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 7.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in leased assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of June 30, 2019, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the six months ended June 30, 2019 and 2018.

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

The Company’s current sole revenue arrangement is a cost-reimbursable federal grant with the National Institutes of Health. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $182,905 and $167,459 of revenue under this arrangement during the three months ended June 30, 2019 and 2018, respectively. The Company recognized $500,465 and $248,916 of revenue under this arrangement during the six months ended June 30, 2019 and 2018, respectively.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any material contract assets or liabilities as of June 30, 2019 and December 31, 2018.

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

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock using the if-converted method. None of the potential dilutive securities had a dilutive impact during the three and six months ended June 30, 2019 and 2018. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive.

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) convertible preferred stock, which have been excluded from the computation of diluted loss per share, was 10,422,494 shares and 3,841,302 shares as of June 30, 2019 and 2018, respectively.

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

Recent Accounting Developments

Recently Adopted Guidance

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company adopted this guidance effective January 1, 2019 using the following practical expedients:

●	the Company did not reassess if any expired or existing contracts are or contain leases; and
●	the Company did not reassess the classification of any expired or existing leases.

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

NOTE 4.  DEBT

Term Loan Facility

On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and had the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company met certain conditions; the Company did not meet those conditions.

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 9.5% at June 30, 2019), with interest payable monthly. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021.

The Company may elect to prepay the Term Loan Facility prior to the maturity date subject to defined prepayment fees. The Term Loan Facility includes a final payment fee equal to 8.0% of the original principal amount, which is being accrued using the effective interest method over the term.

The Term Loan Facility is collateralized by substantially all of the Company’s assets, contains certain restrictive covenants, and contains customary events of default. Upon the occurrence of an event of default all amounts owed by the Company would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB.

In connection with entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates, stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share. The warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

As of June 30, 2019 and December 31, 2018, $6.3 million and $7.5 million of the Term Loan was outstanding, respectively, and was presented in the accompanying consolidated balance sheets net of current unamortized discounts and issuance costs of $155,505 and $215,291, and long-term unamortized discounts and issuance cost of $32,630 and $94,615, respectively. Total interest expense recognized for the three months ended June 30, 2019 and 2018 was $267,834 and $283,285, respectively. Total interest expense recognized for the six months ended June 30, 2019 and 2018 was $562,696 and $558,684, respectively.

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock

Equity Distribution Agreement

In March 2019, the Company entered into an equity distribution agreement with JMP Securities, Inc. (“JMP”). Pursuant to the terms of the agreement, the Company may sell from time to time, at its option, shares of the Company’s common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million. Any sales of shares pursuant to the agreement will be made under the Company’s effective “shelf” registration statement, which allows it to sell debt or equity securities in one or more offerings up to a total public offering price of $75 million.  In 2019, the Company issued 114,973 shares under the agreement generating gross proceeds of approximately $629,000 and net proceeds of approximately $463,000 after deducting legal and commission costs. As of June 30, 2019, approximately $11.9 million remained available under the agreement.

Convertible Preferred Stock

In December 2018, the Company entered into a purchase agreement with certain accredited investors for the private placement of $15.0 million of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) pending stockholders' approval, which approval was subsequently obtained on February 19, 2019. Accordingly, the Company completed the private placement on February 20, 2019, raising $15.0 million through the issuance of 15,000 shares of Series A Preferred Stock. The Series A Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $2.60 per share, subject to certain adjustments. Holders of the Series A Preferred Stock will be entitled to an initial dividend rate of 8.0% per annum, which will stop accruing on the date of the FDA’s approval of the supplemental sNDA of Vazalore 325 mg and Vazalore 81mg. The dividends are compounded quarterly and payable in cash or shares of Series A Preferred Stock at the Company’s option. The Series A Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. A beneficial conversion feature in the amount of $12.7 million was bifurcated from the host instrument and accounted for separately as an increase in additional paid-in capital in equity, and resulted in a deemed dividend during the three months ended March 31, 2019 of $12.7 million which was accounted for as a decrease in additional paid-in capital in equity due to the Company’s accumulated deficit position. At June 30, 2019, the carrying value of the temporary equity was net of approximately $1.3 million in offering costs.

The Company recognized $301,735 (or $0.03 per share) and $429,953 (or $0.05 per share) of total dividends on the Series A Preferred Stock during the three and six months ended June 30, 2019, respectively. No dividends were recognized on common stock during any of the periods presented.

Warrants

In June 2017, the Company issued stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term and are liability classified due the holders’ right to require the Company to repurchase the warrants for cash upon certain deferred fundamental transactions.

In connection with the entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (see Note 4). These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

Stock Options

Following is a summary of option activities for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,206,709	$17.93	7.0	$-
Granted	714,350	$5.76
Exercised, cancelled or forfeited	(137,755)	$9.22
Outstanding, June 30, 2019	1,783,304	$13.73	7.7	$1,427,487

Exercisable, June 30, 2019	954,954	$20.80	6.1	$84,564

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

The Company granted 714,350 options during the six months ended June 30, 2019 with an aggregate fair value of approximately $2.9 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate range from 1.9% to 2.5%, (2) expected life of 6.0 years, (3) expected volatility of 82%, and (4) zero expected dividends.

As of June 30, 2019, the Company had $2.9 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.6 years.

During the three months ended June 30, 2019 and 2018, the Company recorded $276,505 and $236,095, respectively, in total share-based compensation expense related to the stock options and stock bonuses. During the six months ended June 30, 2019 and 2018, the Company recorded $342,737 and $517,600, respectively, in total compensation expense related to the stock options and stock bonuses. Substantially all share-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring on December 31, 2019, July 31, 2021 and October 3, 2021. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $94,137 and $24,368 for the three months ended June 30, 2019 and 2018, respectively. Rental expense under these agreements was $184,481 and $57,137 for the six months ended June 30, 2019 and 2018, respectively. Rent expense for 2018 excludes New York lease costs as it was not restated for the new lease guidance.

All the Company’s existing leases as of June 30, 2019 are classified as operating leases. As of June 30, 2019, the Company has four operating leases for facilities and office equipment with remaining terms expiring from 2019 through 2022 and a weighted average remaining lease term of 2.1 years. Many of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of the Company’s lease liability is approximately 9.5%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income, for the six months ended June 30, 2019 consisted of the following:

Operating lease cost	$172,132
Variable lease costs	12,349
Sublease income	(117,033)
Total lease costs	$67,448

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:

2019	$184,705
2020	320,484
2021	203,141
Total	708,330

Discount factor	(67,778)
Lease liabilty	640,552
Current lease liability	(296,797)
Non-current lease liability	$343,755

Patent License Agreement with the Board of Regents of the University of Texas (“NSAIDs”)

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

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $225,000 and $3,099 related to the University in the three months ended June 30, 2019 and 2018, respectively. The Company recognized total expenses of $250,000 and $49,119 related to the University in the six months ended June 30, 2019 and 2018, respectively.

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm which expired in June 2019. The Company agreed to pay a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in shares of the Company’s common stock. The Company issued 12,446 and 8,933 shares of common stock during the six months ended June 30, 2019 and 2018, respectively, as full payment for services during such period.

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

The stock purchase warrants issued in June 2017 contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the estimated fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing and probability of possible outcomes, risk free interest rates and stock price volatility.

The Series A Preferred Stock contains a contingent put option and, accordingly, the Company considered it to be a liability and accounted for it at fair value using Level 3 inputs. The Company determined the fair value of this liability was de minimis at issuance and as of June 30, 2019 due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2019:

Description	Balance at March 31, 2019	Established in 2019	Change in Fair Value	Balance at June 30, 2019

Warrant liability	$10,264,252	$-	$5,352,977	$15,617,229

Put option	$-	$-	$-	$-

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2019:

Description	Balance at December 31, 2018	Established in 2019	Change in Fair Value	Balance at June 30, 2019

Warrant liability	$2,537,317	$-	$13,079,912	$15,617,229

Put option	$-	$-	$-	$-

The following table identifies the carrying amounts of such liabilities at June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$15,617,229	$15,617,229
Put option	$-	$-	$-	$-
Balance at June 30, 2019	$-	$-	$15,617,229	$15,617,229

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$2,537,317	$2,537,317
Balance at December 31, 2018	$-	$-	$2,537,317	$2,537,317

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and including goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the three and six months ended June 30, 2019 and 2018.

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company issued 171,743 shares under the JMP equity distribution agreement generating net proceeds of $1.1 million after deducting commission costs.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (June 30, 2019), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.

Overview

We are a late-stage specialty pharmaceutical company initially focused on developing our clinically-validated and patent-protected PLxGuard delivery system to provide more effective and safer products. Our PLxGuard delivery system works by releasing active pharmaceutical ingredients into the duodenum, the first part of the small intestine immediately below the stomach, rather than in the stomach itself. We believe this may improve the absorption of many drugs currently on the market or in development and reduces gastrointestinal (“GI") side effects common in an acute setting — including erosions, ulcers and bleeding — associated with aspirin and ibuprofen, and potentially other drugs.

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

Our commercialization strategy will target both the over-the-counter (“OTC”) and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of Vazalore 325 mg and expected approval for Vazalore 81 mg for OTC and prescription use when recommended by physicians for cardiovascular disease treatment and prevention. Given our clinical demonstration of better antiplatelet efficacy (as compared with enteric-coated aspirin) and better GI safety, we intend to use a physician-directed sales force to inform physicians — and, by extension, consumers — about our product’s clinical results in an effort to command both greater market share and a higher price for our novel and innovative aspirin product. Our product pipeline also includes other oral nonsteroidal anti-inflammatory drugs (“NSAIDs”) using the PLxGuard delivery system that may be developed, including a clinical-stage, GI-safer ibuprofen — PL1200 Ibuprofen 200 mg — for pain and inflammation.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant and put option liabilities are recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the term loan approximates its face value of $6.3 million based on the Company’s current financial condition and on the variable nature of term loan’s interest feature as compared to current rates.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2019 and 2018

Revenue

Total revenues were $182,905 for the three months ended June 30, 2019, compared to revenues of $167,459 for the three months ended June 30, 2018. Revenue in both the 2019 and 2018 periods is attributable to work performed under a federal grant from the National Institutes of Health.

Operating Expenses

Total operating expenses were approximately $4.0 million during the three months ended June 30, 2019, a 57% increase from operating expenses of approximately $2.6 million in the comparable period in 2018. Operating expenses for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$1,598,884	$734,246	$864,638	118%
General and administrative expenses	2,433,200	1,830,586	602,614	33%
Total operating expenses	$4,032,084	$2,564,832	$1,467,252	57%

Research and Development Expenses

Research and development expenses totaled approximately $1.6 million in the three months ended June 30, 2019, compared to $0.7 million in the prior year period. The expenses in both periods included continued product development and manufacturing activities for Vazalore. The increase is due to the manufacturing of the registration batches to provide data for the sNDA submission.

General and Administrative Expenses

General and administrative expenses totaled approximately $2.4 million in the three months ended June 30, 2019, compared to $1.8 million in the prior year period. The $0.6 million increase is due to commercial related activities to support the upcoming launch of $0.4 million and payment to the University of Texas associated with the patent license agreement of $0.2 million.

Other income (expense), net

Other income (expense), net totaled approximately $5.5 million of net other expense in the three months ended June 30, 2019, compared to $1.2 million of net other expense in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($5.4 million of net other expense in the three months ended June 30, 2019, compared to $1.0 million of other expense in the comparable 2018 period).

Comparison of Six Months Ended June 30, 2019 and 2018

Revenue

Total revenues were $500,465 for the six months ended June 30, 2019, compared to revenues of $248,916 for the six months ended June 30, 2018. Revenue in both the 2019 and 2018 periods is attributable to work performed under a federal grant from the National Institutes of Health.

Operating Expenses

Total operating expenses were approximately $7.3 million during the six months ended June 30, 2019, a 24% increase from operating expenses of approximately $5.9 million in the comparable period in 2018. Operating expenses for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$2,591,588	$1,813,282	$778,306	43%
General and administrative expenses	4,677,360	4,070,586	606,774	15%
Total operating expenses	$7,268,948	$5,883,868	$1,385,080	24%

Research and Development Expenses

Research and development expenses totaled approximately $2.6 million in the six months ended June 30, 2019, compared to $1.8 million in the prior year period. The expenses in both periods included continued product development and manufacturing activities for Vazalore. The increase is due to the manufacture of the registration batches which provide data to be submitted in our sNDA filing.

General and Administrative Expenses

General and administrative expenses totaled approximately $4.7 million in the six months ended June 30, 2019, compared to $4.1 in the prior year period. This increase is due to commercial related activities to support the upcoming launch of $0.4 million and payment to the University of Texas associated with the patent license agreement of $0.2 million.

Other income (expense), net

Other income (expense), net totaled approximately $13.4 million of net other expense in the six months ended June 30, 2019, compared to $7.0 million of net other income in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($13.1 million of net other expense in the six months ended June 30, 2019, compared to $7.4 million of other income in the comparable 2018 period).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Six Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(5,866,654)	$(5,813,931)
Net cash used in investing activities	$(1,450)	$(665,728)
Net cash provided by financing activities	$12,874,480	$-

Net Cash Used in Operating Activities

Net cash used in operating activities of $5.9 million for the six months ended June 30, 2019 primarily reflects our net loss for the period of $20.2 million adjusted for various non-cash charges and income, including (i) $13.1 million change in fair value of warrant liability reflected as other expense, (ii) $0.3 million of share-based compensation, (iii) $0.1 million of amortization of debt discounts and issuance costs, and (iv) net operating asset/liability changes of approximately $0.7 million.

Net cash used in operating activities of approximately $5.8 million for the six months ended June 30, 2018 primarily reflects our net income for the period of approximately $1.4 million adjusted for various non-cash charges and income, including (i) approximately $7.4 million change in fair value of warrant liability reflected as other income, (ii) approximately $0.5 million for an increase to inventory obsolescence reserve, (iii) net operating asset/liability changes of approximately $1.0 million, partially offset by (iv) approximately $0.5 million of share- based compensation, (v) $0.1 million of amortization of debt discounts and issuance costs, and (vi) $0.1 million of depreciation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $1,450 and approximately $0.7 million in the six months ended June 30, 2019 and 2018, respectively, relating to the purchase of property and equipment, net of proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $12.9 million in the six months ended June 30, 2019. Financing activities in the 2019 period consisted of approximately $13.7 million of Series A Convertible Preferred Stock (“Series A Preferred Stock”) proceeds, net proceeds from the issuance of common stock of $0.5 million offset by $1.3 million debt repayment.

We have an effective shelf registration statement, which allows us to sell debt or equity securities in one or more offerings up to a total public offering price of $75 million. We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.

In March, 2019, we entered into an equity distribution agreement with JMP Securities, Inc. (“JMP”). Pursuant to the terms of the agreement, we may sell from time to time, at its option, shares of our common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million. Any sales of shares pursuant to the agreement will be made under our effective “shelf” registration statement. In 2019, we issued 114,973 shares under the agreement generating gross proceeds of approximately $629,000 and net proceeds of approximately $463,000 after deducting legal and commission costs. As of June 30, 2019, approximately $11.9 million remained available under the agreement.

We had no financing activity in the six months ended June 30, 2018.

Future Liquidity and Needs

As of June 30, 2019, we had working capital of approximately $15.6 million, including cash and cash equivalents of $21.3 million. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at June 30, 2019 is adequate to fund obligations for at least twelve months from the date that this Quarterly Report is filed.

We have not generated any revenue from the sale of products, and have incurred operating losses in each year since we commenced operations. As of June 30, 2019, we had an accumulated deficit of $86.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of Vazalore and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 28, 2019, the Company entered into a Manufacturing Services Agreement dated as of June 28, 2019 with Thermo Fisher Scientific's Pharma Services business (the “MSA”).  The MSA provides for the non-exclusive manufacture and supply of the Company’s Vazalore 81mg and Vazalore 325mg capsules and for certain validation and stability services.  The MSA expires on December 31, 2025.  The MSA may be terminated by either party as a result of the breach or bankruptcy of the other party, and by the Company as a result of the products’ discontinuance in the market or certain actions that prevent the products to be sold in the territory. The MSA contains representations, warranties and indemnity obligations customary for agreements of this type. A copy of the MSA has been filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

INDEX TO EXHIBITS

Number	Description

10.1	Manufacturing Services Agreement, dated June 28, 2019, between the Company and Patheon Pharmaceuticals Inc.* +

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

* +	Filed herewith. Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: August 9, 2019	/s/ Natasha Giordano
By: Natasha Giordano Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor Title: Chief Financial Officer
(Principal Financial and Accounting Officer)