Form 10-Q
period 2019-09-30
PLx Pharma Inc.
filed 2019-11-08
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 6, 2019, there were 9,151,854 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION	5

Item 1.	Unaudited Consolidated Financial Statements	5

	Unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	5

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	6

	Unaudited Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	7

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II -	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosure	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	27

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,509,487	$14,250,267
Accounts receivable	-	18,234
Prepaid expenses and other current assets	250,363	421,933
Deferred financing costs	-	174,976
TOTAL CURRENT ASSETS	18,759,850	14,865,410
NON-CURRENT ASSETS
Property and equipment, net	1,392,206	1,394,230
Lease assets	699,996	-
Goodwill	2,061,022	2,061,022
Security deposit	73,666	67,714
TOTAL ASSETS	$22,986,740	$18,388,376

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,290,839	$687,257
Accrued bonus and severance	907,130	1,048,393
Accrued interest	40,508	60,366
Current portion of term loan, net of discount and fees	3,626,168	2,909,709
Other current liabilities	309,239	26,935
TOTAL CURRENT LIABILITIES	6,173,884	4,732,660
NON-CURRENT LIABILITIES
Accrued interest, net of current portion	462,708	309,440
Term loan, net of discount, fees and current portion	1,548,864	4,280,385
Warrant liability	10,118,838	2,537,317
Accrued dividends	741,089	-
Other liabilities	488,599	84,281
TOTAL LIABILITIES	19,533,982	11,944,083

Series A convertible preferred stock: $0.001 par value; liquidation value of $15,000,000; 45,000 shares authorized, 15,000 and 0 shares issued and outstanding	13,661,578	-

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 955,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 9,122,990 and 8,743,950 shares issued and outstanding	9,123	8,744
Additional paid-in capital	74,720,150	72,871,317
Accumulated deficit	(84,938,093)	(66,435,768)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,208,820)	6,444,293
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,986,740	$18,388,376

 See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Federal grant	$41,106	$216,530	$541,571	$465,446
TOTAL REVENUES	41,106	216,530	541,571	465,446

OPERATING EXPENSES:
Research and development	1,214,029	1,219,144	3,805,617	3,032,426
General and administrative	2,503,314	1,800,159	7,180,674	5,870,745
TOTAL OPERATING EXPENSES	3,717,343	3,019,303	10,986,291	8,903,171
OPERATING LOSS	(3,676,237)	(2,802,773)	(10,444,720)	(8,437,725)

OTHER INCOME (EXPENSE):
Interest income	111,621	77,276	329,063	219,374
Interest and other expense	(230,053)	(290,773)	(805,147)	(849,457)
Change in fair value of warrant liability	5,498,391	(408,803)	(7,581,521)	7,017,923
TOTAL OTHER INCOME (EXPENSE)	5,379,959	(622,300)	(8,057,605)	6,387,840

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,703,722	(3,425,073)	(18,502,325)	(2,049,885)
Income taxes	-	-	-	-
NET INCOME (LOSS)	$1,703,722	$(3,425,073)	$(18,502,325)	$(2,049,885)

Preferred dividends and beneficial conversion feature	(311,136)	-	(13,433,397)	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,392,586	$(3,425,073)	$(31,935,722)	$(2,049,885)

Net income (loss) per common share - basic	$0.09	$(0.39)	$(3.60)	$(0.23)
Net income (loss) per common share - diluted	$0.09	$(0.39)	$(3.60)	$(0.23)

Weighted average shares of common shares - basic	8,921,345	8,735,790	8,860,168	8,730,303
Weighted average shares of common shares - diluted	8,936,255	8,735,790	8,860,168	8,730,303

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

	Temporary Equity		Permanent Equity
	Series A Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2017	-	$-	8,722,823	$8,723	$71,939,917	$(67,332,248)	$4,616,392

Stock-based compensation expense					281,505		281,505
Common shares issued to vendor			3,375	4	22,496		22,500
Net income						4,978,592	4,978,592

Balance at March 31, 2018	-	$-	8,726,198	$8,727	$72,243,918	$(62,353,656)	$9,898,989

Stock-based compensation expense					236,095		236,095
Common shares issued to vendor			5,558	5	22,495		22,500
Net loss						(3,603,404)	(3,603,404)

Balance at June 30, 2018	-	$-	8,731,756	$8,732	$72,502,508	$(65,957,060)	$6,554,180

Share-based compensation expense					247,536		247,536
Common shares issued to vendor			6,407	7	22,493		22,500
Net loss						(3,425,073)	(3,425,073)

Balance at September 30, 2018	-	$-	8,738,163	$8,739	$72,772,537	$(69,382,133)	$3,399,143

Balance at December 31, 2018	-	$-	8,743,950	$8,744	$72,871,317	$(66,435,768)	$6,444,293

Stock-based compensation expense					66,232		66,232
Issuance of Series A Preferred Stock, net of issuance costs	15,000	13,661,578					-
Series A Preferred - beneficial conversion feature at issuance					12,692,308		12,692,308
Series A Preferred - conversion feature deemed dividend					(12,692,308)		(12,692,308)
Common shares issued to vendor			8,228	8	22,492		22,500
Series A Preferred - declared dividends					(128,218)		(128,218)
Net loss						(10,858,751)	(10,858,751)

Balance at March 31, 2019	15,000	$13,661,578	8,752,178	$8,752	$72,831,823	$(77,294,519)	$(4,453,944)

Stock-based compensation expense					276,505		276,505
Common shares issued to vendor			4,218	4	22,496		22,500
Common shares issued for cash			114,973	115	462,787		462,902
Series A Preferred - declared dividends					(301,735)		(301,735)
Net loss						(9,347,296)	(9,347,296)

Balance at June 30, 2019	15,000	$13,661,578	8,871,369	$8,871	$73,291,876	$(86,641,815)	$(13,341,068)

Share-based compensation expense					260,577		260,577
Common shares issued to vendor			1,155	1	(1)		-
Common shares issued for cash			250,466	251	1,478,834		1,479,085
Series A Preferred - declared dividends					(311,136)		(311,136)
Net income						1,703,722	1,703,722

Balance at September 30, 2019	15,000	$13,661,578	9,122,990	$9,123	$74,720,150	$(84,938,093)	$(10,208,820)

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine months ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,502,325)	$(2,049,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,692	145,218
Share-based compensation	603,314	765,136
Amortization of debt discounts and issuance costs	172,438	185,139
Change in fair value of warrant liability	7,581,521	(7,017,923)
Provision for obsolete inventory	-	770,619
Loss on sale of property and equipment	12,398	-
Changes in operating assets and liabilities:
Accounts receivable	18,234	(22,107)
Inventory	-	(524,245)
Prepaid expenses and other assets	165,618	458,997
Lease assets	12,538	-
Accounts payable and accrued liabilities	820,711	55,405
Accrued bonus and severance	(141,263)	(94,629)
Accrued interest	133,410	166,442
Other current and long-term liabilities	(25,912)	(50,406)
Net cash used in operating activities	(9,022,626)	(7,212,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(145,661)	(654,870)
Proceeds from sale of property and equipment	11,442	-
Net cash used in investing activities	(134,219)	(654,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series A convertible preferred stock	13,661,578	-
Net proceeds from issuance of common stock	1,941,987	-
Repayments of term loan	(2,187,500)	-
Net cash provided by financing activities	13,416,065	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,259,220	(7,867,109)
Cash and cash equivalents, beginning of period	14,250,267	24,404,368
Cash and cash equivalents, end of period	$18,509,487	$16,537,259

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$486,902	$497,136

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$2,847	$-
Preferred stock beneficial conversion feature and dividends	$13,433,397	$-
Value of common shares issued to vendor for services	$45,000	$67,500

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2.  LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company has not generated any revenue from sale of products, and has incurred operating losses in each year since it commenced operations.  As of September 30, 2019, the Company had an accumulated deficit of $84.3 million.  The Company expects to continue to incur significant expenses and increasing operating losses for the foreseeable future as the Company continues the development and commercialization of its candidates.  However, based on the Company’s expected operating cash requirements and capital expenditures, the Company believes its cash on hand at September 30, 2019 is adequate to fund obligations for at least twelve months from the date that these financial statements are issued.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2018 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of September 30, 2019, the Company had cash and cash equivalents of approximately $18.5 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of September 30, 2019 and December 31, 2018, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of September 30, 2019 and December 31, 2018 was comprised of raw materials for the manufacture of VAZALORE. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was approximately $0.6 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively, resulting in net inventory of zero for both periods.

Fair Value of Financial Instruments

Certain financial instruments (cash and cash equivalents, receivables, and accounts payable) classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the term loan approximates its face value of $5.3 million based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 7.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in leased assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of September 30, 2019, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the nine months ended September 30, 2019 and 2018.

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

The Company’s current sole revenue arrangement is a cost-reimbursable federal grant with the National Institutes of Health. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $41,106 and $216,530 of revenue under this arrangement during the three months ended September 30, 2019 and 2018, respectively. The Company recognized $541,571 and $465,446 of revenue under this arrangement during the nine months ended September 30, 2019 and 2018, respectively.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any material contract assets or liabilities as of September 30, 2019 and December 31, 2018.

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

Income (Loss) per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Series A convertible preferred stock contains non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the Series A convertible preferred stock and excludes the impact of those shares from the denominator.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For periods of net income, diluted earnings per share is computed using the more dilutive of the “two class method” or the “treasury method.” Dilutive earnings per share under the “two class method” is calculated by dividing net income available to common stockholders as adjusted for the participating impacts of the Series A convertible preferred stock, by the weighted-average number of shares outstanding plus the dilutive impact of all other potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock using the if-converted method. For the three months ended September 30, 2019, the “two class method” was more dilutive.

The Company has calculated basic and diluted earnings per share for the three months ended September 30, 2019 as follows:

	Basic earnings	Diluted earnings
	per share	per share
Net income	$1,703,722	$1,703,722

Preferred stock dividends	(311,136)	(311,136)
Impact of participation rights	(555,508)	(555,508)

Net income available for common shares	$837,078	$837,078

Weighted average outstanding common shares	8,921,345	8,921,345

Impact of stock options	-	14,910

Weighted average outstanding common shares	8,921,345	8,936,255

Earnings per share	$0.09	$0.09

Due to net losses, none of the potential dilutive securities had a dilutive impact during the nine months ended September 30, 2019 and 2018 or for the three months ended September 30, 2018.

The number of anti-dilutive share for the three months ending September 30, 2019 and 2018 consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) convertible preferred stock which have been excluded from the computation of diluted income per share, was 10,306,370 and 3,911,302 shares, respectively.

The number of anti-dilutive shares for the nine months ended September 30, 2019 and 2018, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) convertible preferred stock, which have been excluded from the computation of diluted loss per share, was 10,503,537 and 3,911,302 shares as of September 30, 2019 and 2018, respectively.

Reclassifications

Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.  These reclassifications had no effect on the reported results of operations.

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

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 9.0% at September 30, 2019), with interest payable monthly. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021.

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

As of September 30, 2019 and December 31, 2018, $5.3 million and $7.5 million of the Term Loan was outstanding, respectively, and was presented in the accompanying consolidated balance sheets net of current unamortized discounts and issuance costs of $123,832 and $215,291, and long-term unamortized discounts and issuance cost of $13,636 and $94,615, respectively. Total interest expense recognized for the three months ended September 30, 2019 and 2018 was $230,053 and $290,773, respectively. Total interest expense recognized for the nine months ended September 30, 2019 and 2018 was $792,750 and $849,457, respectively.

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock

Equity Distribution Agreement

In March 2019, the Company entered into an equity distribution agreement with JMP Securities, Inc. (“JMP”). Pursuant to the terms of the agreement, the Company may sell from time to time, at its option, shares of the Company’s common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million. Any sales of shares pursuant to the agreement will be made under the Company’s effective “shelf” registration statement, which allows it to sell debt or equity securities in one or more offerings up to a total public offering price of $75 million.  In 2019, the Company issued 365,439 shares under the agreement generating gross proceeds of approximately $2,153,887 and net proceeds of approximately $1,941,987 after deducting legal and commission costs. As of September 30, 2019, approximately $10.3 million remained available under the agreement.

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

The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. A beneficial conversion feature in the amount of $12.7 million was bifurcated from the host instrument and accounted for separately as an increase in additional paid-in capital in equity, and resulted in a deemed dividend during the three months ended March 31, 2019 of $12.7 million which was accounted for as a decrease in additional paid-in capital in equity due to the Company’s accumulated deficit position. At September 30, 2019, the carrying value of the temporary equity was $13.7 million net of approximately $1.3 million in offering costs.

The Company recognized $311,136 (or $20.74 per share of Series A Preferred Stock) and $741,089 (or $49.41 per share of Series A Preferred Stock) of total dividends on the Series A Preferred Stock during the three and nine months ended September 30, 2019, respectively. No dividends were recognized on common stock during any of the periods presented.

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

Stock Options

Following is a summary of option activities for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,206,709	$17.93	7.0	$-
Granted	714,350	$5.76
Exercised, cancelled or forfeited	(176,380)	$8.70
Outstanding, September 30, 2019	1,744,679	$13.88	7.1	$150,450

Exercisable, September 30, 2019	991,662	$20.15	5.5	$49,349

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

The Company granted 714,350 options during the nine months ended September 30, 2019 with an aggregate fair value of approximately $2.9 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate range from 1.9% to 2.5%, (2) expected life of 6.0 years, (3) expected volatility of 82%, and (4) zero expected dividends.

As of September 30, 2019, the Company had $2.5 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.3 years.

During the three months ended September 30, 2019 and 2018, the Company recorded $260,577 and $247,536, respectively, in total share-based compensation expense related to the stock options and stock bonuses. During the nine months ended September 30, 2019 and 2018, the Company recorded $603,314 and $765,136, respectively, in total compensation expense related to the stock options and stock bonuses. Substantially all share-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring on December 31, 2019, July 31, 2021, October 3, 2021, and June 30, 2024. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $105,072 and $29,753 for the three months ended September 30, 2019 and 2018, respectively. Rental expense under these agreements was $289,553 and $86,890 for the nine months ended September 30, 2019 and 2018, respectively. Rent expense for 2018 excludes New York lease costs as it was not restated for the new lease guidance.

All the Company’s existing leases as of September 30, 2019 are classified as operating leases. As of September 30, 2019, the Company has five operating leases for facilities and office equipment with remaining terms expiring from 2019 through 2024 and a weighted average remaining lease term of 2.7 years. Many of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of the Company’s lease liability is approximately 9.5%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income, for the nine months ended September 30, 2019 consisted of the following:

Operating lease cost	$273,392
Variable lease costs	16,161
Sublease income	(175,557)
Total lease costs	$113,996

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:

2019	$101,280
2020	356,196
2021	262,850
2022	60,819
2023	60,264
2024	30,132
Total	871,541

Discount factor	(107,911)
Lease liability	763,630
Current lease liability	(309,239)
Non-current lease liability	$454,391

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

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $10,000 and $10,667 related to the University in the three months ended September 30, 2019 and 2018, respectively. The Company recognized total expenses of $260,000 and $58,522 related to the University in the nine months ended September 30, 2019 and 2018, respectively.

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm which expired in June 2019. The Company agreed to pay a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in shares of the Company’s common stock. The Company issued 13,601 and 15,340 shares of common stock during the nine months ended September 30, 2019 and 2018, respectively, as full payment for services during such period.

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

The Series A Preferred Stock contains a contingent put option and, accordingly, the Company considered it to be a liability and accounted for it at fair value using Level 3 inputs. The Company determined the fair value of this liability was de minimis at issuance and as of September 30, 2019 due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2019:

Description	Balance at June 30, 2019	Established in 2019	Change in Fair Value	Balance at September 30, 2019

Warrant liability	$15,617,229	$-	$(5,498,391)	$10,118,838

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019:

Description	Balance at December 31, 2018	Established in 2019	Change in Fair Value	Balance at September 30, 2019

Warrant liability	$2,537,317	$-	$7,581,521	$10,118,838

The following table identifies the carrying amounts of such liabilities at September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$10,118,838	$10,118,838
Balance at September 30, 2019	$-	$-	$10,118,838	$10,118,838

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$2,537,317	$2,537,317
Balance at December 31, 2018	$-	$-	$2,537,317	$2,537,317

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and including goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the three and nine months ended September 30, 2019 and 2018.

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company issued 28,864 shares under the JMP equity distribution agreement generating net proceeds of $0.1 million after deducting commission costs.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (September 30, 2019), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.

Overview

We are a late-stage specialty pharmaceutical company initially focused on developing our clinically-validated and patent-protected PLxGuard delivery system to provide more effective and safer products. Our PLxGuard delivery system works by releasing active pharmaceutical ingredients into the duodenum, the first part of the small intestine immediately below the stomach, rather than in the stomach itself. We believe this may improve the absorption of many drugs currently on the market or in development and reduces gastrointestinal (“GI”) side effects common in an acute setting — including erosions, ulcers and bleeding — associated with aspirin and ibuprofen, and potentially other drugs.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant and put option liabilities are recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the term loan approximates its face value of $5.3 million based on the Company’s current financial condition and on the variable nature of term loan’s interest feature as compared to current rates.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

Total revenues were $41,106 for the three months ended September 30, 2019, compared to revenues of $216,530 for the three months ended September 30, 2018. Revenue in both the 2019 and 2018 periods is attributable to work performed under a federal grant from the National Institutes of Health.

Operating Expenses

Total operating expenses were approximately $3.7 million during the three months ended September 30, 2019, a 23% increase from operating expenses of approximately $3.0 million in the comparable period in 2018. Operating expenses for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$1,214,029	$1,219,144	$(5,115)	0%
General and administrative expenses	2,503,314	1,800,159	703,155	39%
Total operating expenses	$3,717,343	$3,019,303	$698,040	23%

Research and Development Expenses

Research and development expenses totaled approximately $1.2 million in the three months ended September 30, 2019 and in the prior year period. The expenses in both periods included continued product development and manufacturing activities for VAZALORE.

General and Administrative Expenses

General and administrative expenses totaled approximately $2.5 million in the three months ended September 30, 2019, compared to $1.8 million in the prior year period. The $0.7 million increase is due to commercial related activities to support the upcoming launch.

Other income (expense), net

Other income (expense), net totaled approximately $5.4 million of net other income in the three months ended September 30, 2019, compared to $0.6 million of net other expense in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($5.5 million of other income in the three months ended September 30, 2019, compared to $0.4 million of other expense in the comparable 2018 period).

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

Total revenues were $541,571 for the nine months ended September 30, 2019, compared to revenues of $465,446 for the nine months ended September 30, 2018. Revenue in both the 2019 and 2018 periods is attributable to work performed under a federal grant from the National Institutes of Health.

Operating Expenses

Total operating expenses were approximately $11.0 million during the nine months ended September 30, 2019, a 23% increase from operating expenses of approximately $8.9 million in the comparable period in 2018. Operating expenses for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$3,805,617	$3,032,426	$773,191	25%
General and administrative expenses	7,180,674	5,870,745	1,309,929	22%
Total operating expenses	$10,986,291	$8,903,171	$2,083,120	23%

Research and Development Expenses

Research and development expenses totaled approximately $3.8 million in the nine months ended September 30, 2019, compared to $3.0 million in the prior year period. The expenses in both periods included continued product development and manufacturing activities for VAZALORE. The increase is due to the manufacture, packaging, stability and analytical costs related of the registration batches which provide data to be submitted in our sNDA filing.

General and Administrative Expenses

General and administrative expenses totaled approximately $7.2 million in the nine months ended September 30, 2019, compared to $5.9 million in the prior year period. This increase is due to commercial related activities to support the upcoming launch of $1.1 million and payment to the University of Texas associated with the patent license agreement of $0.2 million.

Other income (expense), net

Other income (expense), net totaled approximately $8.1 million of net other expense in the nine months ended September 30, 2019, compared to $6.4 million of net other income in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($7.6 million of other expense in the nine months ended September 30, 2019, compared to $7.0 million of other income in the comparable 2018 period).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(9,022,626)	$(7,212,239)
Net cash used in investing activities	$(134,219)	$(654,870)
Net cash provided by financing activities	$13,416,065	$-

Net Cash Used in Operating Activities

Net cash used in operating activities of $9.0 million for the nine months ended September 30, 2019 primarily reflects our net loss for the period of $18.5 million adjusted for various non-cash charges and income, including (i) $7.6 million change in fair value of warrant liability reflected as other expense, (ii) $0.6 million of share-based compensation, (iii) $0.2 million of amortization of debt discounts and issuance costs, and (iv) net operating asset/liability changes of approximately $1.0 million, and all other $0.2 million.

Net cash used in operating activities of $7.2 million for the nine months ended September 30, 2018 primarily reflects our net loss for the period of $2.0 million adjusted for various non-cash charges and income, including (i) $7.0 million change in fair value of warrant liability reflected as other income, partially offset by (ii)  $0.8 million for an increase to inventory obsolescence reserve, (iii) $0.8 million of share-based compensation, (iv) $0.2 million of amortization of debt discounts and issuance costs and (v) $0.1 million of depreciation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled approximately $0.1 million and $0.7 million in the nine months ended September 30, 2019 and 2018, respectively, relating to the purchase of property and equipment, net of proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $13.4 million in the nine months ended September 30, 2019. Financing activities in the 2019 period consisted of approximately $13.7 million of Series A Convertible Preferred Stock (“Series A Preferred Stock”) proceeds, net proceeds from the issuance of common stock of $1.9 million offset by $2.2 million debt repayment.

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

In March, 2019, we entered into an equity distribution agreement with JMP Securities, Inc. (“JMP”). Pursuant to the terms of the agreement, we may sell from time to time, at our option, shares of our common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million. Any sales of shares pursuant to the agreement will be made under our effective “shelf” registration statement. In 2019, we issued 365,439 shares under the agreement generating gross proceeds of approximately $2.2 million and net proceeds of approximately $1.9 million after deducting legal and commission costs. As of September 30, 2019, approximately $10.3 million remained available under the agreement.

We had no financing activity in the nine months ended September 30, 2018.

Future Liquidity and Needs

As of September 30, 2019, we had working capital of approximately $12.6 million, including cash and cash equivalents of $18.5 million. Based on our expected operating cash requirements and capital expenditures, we believe the Company’s cash on hand at September 30, 2019 is adequate to fund obligations for at least twelve months from the date that this Quarterly Report is filed.

We have not generated any revenue from the sale of products, and have incurred operating losses in each year since we commenced operations. As of September 30, 2019, we had an accumulated deficit of $84.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of VAZALORE and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

PLX PHARMA INC.

Date: November 8, 2019	/s/ Natasha Giordano
By: Natasha Giordano Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor Title: Chief Financial Officer
(Principal Financial and Accounting Officer)