Form 10-K
period 2019-12-31
PLx Pharma Inc.
filed 2020-03-13
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number  001-36351

PLx pharma inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	46-4995704 (I.R.S. employer identification no.)

9 Fishers Lane, Suite E Sparta, NJ (Address of principal executive offices)	07871 (Zip code)

Registrant’s telephone number, including area code: (973) 409-6541

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	PLXP	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the NASDAQ Capital Market), excluding outstanding shares beneficially owned by directors and executive officers, was $62.4 million.

As of March 10, 2020, there were 9,156,260 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●	legal, political judicial and regulatory changes;

●	our financial performance; and

●	developments and projections relating to our competitors or our industry.

Note Regarding Trademarks

We own various U.S. federal trademark registrations and applications and unregistered trademarks and service marks, including:

●	PLX®

●	PLX PHARMA®

●	PLXGUARD™

●	VAZALORE™

●	™

●	FIRST LIQUID-FILLED ASPIRIN CAPSULES™

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

ITEM 1.  BUSINESS.

Overview

We are a late-stage specialty pharmaceutical company focused on developing our clinically-validated and patent-protected PLxGuard delivery system to provide more effective and safer products. Our PLxGuard delivery system works by targeting the release of active pharmaceutical ingredients to various portions of the GI tract. We believe this has the potential to improve the absorption of many drugs currently on the market or in development, and to reduce the risk of stomach erosions, ulcers and bleeding associated with aspirin and ibuprofen, and potentially other drugs.

The U.S. Food and Drug Administration (“FDA”) approved our lead product, VAZALORE 325 mg, which is a novel formulation of aspirin using the PLxGuard delivery system intended to provide better antiplatelet effectiveness for vascular disease prevention and treatment as compared to the current standard of care, enteric-coated aspirin, and significantly reduce gastric side effects as compared with immediate-release aspirin. VAZALORE 325 mg (formerly PL2200 Aspirin 325 mg and Aspertec 325 mg) was originally approved under the drug name aspirin, and the proprietary name ‘VAZALORE’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation, VAZALORE 81 mg, is in late-stage development and will be the subject of a supplemental New Drug Application (“sNDA”), leveraging the already approved status of VAZALORE 325 mg. We are focused on collecting the data, including initiating a bioequivalence study, required for post-approval manufacturing changes which will be included in the sNDA filing for VAZALORE 325 mg and to support approval of low dose VAZALORE 81 mg.  The Company will be able to better assess the timing of its product launch once the sNDA filings has been submitted.

Products and Strategy

Our commercialization strategy will target both the over-the-counter (“OTC”) and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of VAZALORE 325 mg and anticipated approval for VAZALORE 81 mg for OTC and prescription use when recommended by physicians for cardiovascular disease treatment and prevention. Given our clinical demonstration of better antiplatelet efficacy (as compared with enteric-coated aspirin) and better GI safety, we intend to market VAZALORE to the health care professional and the consumer through several marketing channels including a physician-directed sales force. Our product pipeline also includes other oral NSAIDs using the PLxGuard delivery system that may be developed, including a clinical-stage, GI-safer ibuprofen, PL1200 Ibuprofen 200 mg, for pain and inflammation.

PLxGuard™ Delivery System

Our PLxGuard delivery system uses surface acting lipids, such as phospholipids and free fatty acids, to modify the physiochemical properties of various drugs with a targeted release to select portions of the GI tract. Unlike tablet or capsule polymer coating technologies (e.g., enteric coating), which rely solely on drug release based on pH differences in the GI tract, the PLxGuard delivery system utilizes both the differential pH in the GI tract and the presence of bile acid bicarbonate and pancreatic enzymes in the duodenum to target VAZALORE’s release. This approach is intended to more reliably and precisely release active pharmaceutical ingredients in the duodenum and decrease their exposure to the stomach, which is more susceptible to NSAID-induced bleeding and ulceration. The PLxGuard delivery system is a platform technology that we believe may be useful in improving the absorption of many acid labile, corrosive, and insoluble or impermeable drugs.

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

The PLxGuard delivery system has clinically shown these benefits with our novel formulations using aspirin and has clinical evidence supporting the potential for a GI-safer ibuprofen and preclinical evidence supporting the potential for a GI-safer oral diclofenac and intravenous indomethacin products. Other existing or new drugs in development that may benefit from the PLxGuard delivery system will be evaluated either by us or through collaboration agreements with other companies.

Product Pipeline

Our lead product, VAZALORE 325 mg, has been approved by the FDA for OTC distribution and is the first-ever FDA-approved liquid-filled aspirin capsule.. In clinical trials in diabetic patients at risk for cardiovascular disease, VAZALORE 325 mg demonstrated better antiplatelet efficacy than enteric-coated aspirin, which is the current standard of care for cardiovascular disease prevention and treatment. VAZALORE 325 mg delivers faster and more reliable absorption than enteric-coated aspirin with a median time to 99% inhibition of serum Thromboxane B2 of two hours compared with 48 hours for enteric-coated aspirin. Near complete inhibition of serum Thromboxane B2 (>99%) is a clinically accepted marker for antiplatelet efficacy, which is sometimes referred to as aspirin response. VAZALORE 325 mg has more reliable and predictable bioavailability resulting in 5 times greater aspirin absorption versus enteric-coated aspirin after 3 days of treatment. This greater bioavailability translates into consistent and sustained antiplatelet benefits with twice as many patients achieving a complete antiplatelet response after 3 days treatment compared with enteric-coated aspirin. The faster and more reliable platelet inhibition achieved with VAZALORE 325 mg may be particularly important in the hospital management of acute vascular events such as heart attacks and strokes where platelet inhibition is absolutely critical, but also for the long-term protection from recurrent events. VAZALORE 325 mg has also demonstrated reduced risk for stomach erosions, ulcerations and bleeding compared with immediate release aspirin with statistically significant 71% reduction in the risk for ulcers in healthy subjects in an acute setting. The lower risk for GI complications can have important benefits including better drug tolerance for the patients (less dyspepsia, bloating, etc.), less use of stomach acid reducers (antacids, proton pump inhibitors, etc.) and lower risk for gastric bleeding. The reduction of adverse gastric events may also be particularly important in the hospital setting where patients with acute vascular events such as heart attacks and strokes are at very high risk for gastric bleeding due to the stress associated with the episode and the co-administration of other blood thinners (i.e. heparin) that are standard components of the treatment protocols. Finally, the gastric safety benefit may also be used to differentiate VAZALORE 325 mg from products intended for use in conditions associated with pain and inflammation, including other aspirin and NSAID products.

VAZALORE 81 mg is our lower-dose companion product for VAZALORE 325 mg (the two dose forms are sometimes referred to in this Form 10-K together as “VAZALORE”). This product utilizes exactly the same formulation as the 325 mg product (except delivered in a capsule one quarter the size) and will be the subject of an sNDA. We are focused on collecting the data, including initiating a bioequivalence study, required for post-approval manufacturing changes which will be included in the sNDA filing for VAZALORE 325 mg and to support approval of low dose VAZALORE 81 mg.  The Company will be able to better assess the timing of its product launch once the sNDA filings has been submitted.

We also believe our technology may be used with other selected NSAIDs, such as ibuprofen. We have used the PLxGuard delivery system to create a lipid-based formulation of ibuprofen, PL1200 Ibuprofen 200 mg, for the OTC market, and PL1100 Ibuprofen 400 mg, for prescription doses of ibuprofen. We have OTC and prescription (“Rx”) Investigational New Drug applications (“INDs”) active with the FDA and have demonstrated bioequivalence with the OTC 200 mg dose ibuprofen to support a 505(b)(2) NDA in fasted-state clinical trials at three different doses, 200 mg, 400 mg and 800 mg. Using the PL1200 capsules at prescription doses, we demonstrated better GI tolerability in osteoarthritic patients with equivalent analgesic and anti-inflammatory efficacy, when compared with prescription ibuprofen in a six-week endoscopy pilot clinical trial. PL1200 and PL1100 Ibuprofen may be considered as being in Phase 1 in the FDA approval process and may qualify for the 505(b)(2) NDA path.

Manufacturing and Supplies

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop or own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required ingredients and finished products for VAZALORE and other product candidates. We have entered into a Manufacturing Services Agreement with Thermo Fisher Scientific’s Pharma Services (“Thermo Fisher”) business to provide the capabilities to bring VAZALORE to market. We currently employ internal resources to manage our manufacturing contractors. Our agreement with Thermo Fisher includes representations and warranties that Thermo Fisher will perform its services under the agreement in compliance with current Good Manufacturing Practices (“cGMP”). There can be no assurance that VAZALORE or other product candidates, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost.

We and our contract manufacturers are and will be subject to extensive government regulation in connection with the manufacture of any pharmaceutical product. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP and current Good Laboratory Practices (“cGLPs”) for drugs on an ongoing basis, as mandated by the FDA and other regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

While we believe that most of the ingredients we require to manufacture VAZALORE are readily available from multiple suppliers and are commonly used in the pharmaceutical industry, some key components are sourced from a limited number of suppliers.

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

Patent Portfolio

On January 8, 2003, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System (“UT”), as described in more detail in the section herein titled “License Agreements—UT License Agreement”, which was amended, restated on December 11, 2009, and subsequently amended on April 15, 2011 and on December 17, 2011 (as amended, the “UT License Agreement”). The patents in-licensed under the UT License Agreement constitute an important part of our intellectual property. This family of patents includes composition of matter, methods of manufacturing and methods of treatment that provide protection for VAZALORE, PL1200 Ibuprofen and other NSAID product candidates in the United States and in a number of global markets. The following is a summary of the patents in-licensed under the UT License Agreement and their respective expiration dates:

●

Methods and compositions employing formulations of lecithin oils and NSAIDs for protecting the gastrointestinal tract – includes five issued U.S. patents with the earliest expiration on December 19, 2021 and the latest expiring on March 23, 2022 and 23 issued patents in other jurisdictions expiring on December 19, 2021, and one pending patent application in Brazil.

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

We have developed our own patent applications, some of which have issued and others, if issued with claims as filed, will provide patent protection for VAZALORE 325 mg and 81 mg, other NSAID products and will broaden the opportunity for new products to include many different drug classes. In the United States we have four patents issued from the “pH dependent carriers for targeted release of pharmaceuticals along the gastrointestinal tract, compositions therefrom and making and using same” family consisting of U.S. patent numbers 9216150, 9226892, 9730884, and 10179104 expiring on September 29, 2032, in China issued number ZL201280058596X expiring on September 28, 2032, in Hong Kong issued number HK1200098 expiring September 29, 2032, in Australia issued number 2012315545 expiring September 29, 2032 and in Mexico we have issued patents numbered 340951 and 356017 expiring on September 29, 2032. We have also received a Notice of Allowance in Japan. We have pending applications in Europe, Canada, India, and South Korea and in the United States and Japan for additional claims which, if issued, are expected to provide patent protection through September 29, 2032.

U.S. patent numbers 8865187 and 9351984 with “Compositions comprising lecithin oils and NSAIDs for protecting the gastrointestinal tract and providing enhanced therapeutic activity”, U.S. patent number 9101637 with “Methods of treating inflammation with compositions comprising lecithin oils and NSAIDs for protecting the gastrointestinal tract and providing enhanced therapeutic activity,” and U.S. patent numbers 9216150 and 9226892 with “pH dependent carriers for targeted release of pharmaceuticals along the gastrointestinal tract, compositions therefrom and making and using same” are listed in the FDA Orange Book. As new patents are issued relative to FDA approved products such as VAZALORE 325 mg and 81 mg, they will be added to the Orange Book and, as new products are approved by the FDA, the relevant patents will be added to the Orange Book. The Orange Book lists patents that protect each drug. Patent listings and use codes are provided by the drug application owner, and the FDA is obliged to list them. In order for a generic drug manufacturer to win approval of a drug under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the generic manufacturer must certify that they will not launch their generic pharmaceutical product until after the expiration of the Orange Book-listed patent, or that the patent is invalid, unenforceable, or that the generic product will not infringe the listed patent.

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

License Agreements

UT License Agreement

On January 8, 2003, we entered into the UT License Agreement. The patents in-licensed under this agreement constitute an important part of our intellectual property. This family of patents includes composition of matter, methods of manufacturing and methods of treatment that provide protection for VAZALORE, PL1200 Ibuprofen and other NSAID product candidates in the United States and in a number of global markets. Pursuant to the UT License Agreement, UT granted us an exclusive license under its patents and know-how related to their NSAID-phospholipid technology to develop and commercialize NSAID products for use anywhere in the world. Certain of the technology was developed with government funding, and the exclusivity of our license is therefore subject to certain retained rights of the U.S. federal government. We are responsible for the development and commercialization of the licensed products under the agreement. The UT License Agreement is in effect as long as the patents are valid and we may terminate the UT License Agreement at our option with appropriate notice. Also, if we fail to actively attempt to commercialize licensed products for a specific period of time, UT may have the option to terminate or limit the exclusivity of the license in certain territories. Specifically, Section 4.6 of the UT License Agreement provides that “Reasonable commercial diligence shall require that the Company . . . . [o]n or before September 8, 2013, Sell or offer for Sale a Licensed Product.” While we believe that we have exercised reasonable commercial diligence to actively attempt such commercialization, we have not yet successfully commercialized a licensed product. As such, UT may have the option to terminate the UT License Agreement, or to limit the exclusivity of the license in certain territories. The UT License Agreement provides for milestone payments related to the first product to obtain regulatory approval to sell a licensed product, which milestone payments have been paid. The UT License Agreement provides for future potential milestone payments based upon the aggregate revenue from the sale of all licensed products in aggregate totaling $350,000. It is unlikely that any of these milestones will be triggered in the next twelve months. In addition to the milestone payments, we will owe a royalty on the net sales of the licensed products. The amount of the royalty depends upon who is selling the product. Should we commercialize a product ourselves there is a running royalty obligation in the low single digit range based upon net sales. If a product is commercialized by another company under a sublicense agreement with us, then UT receives a share of consideration received by us that is in the low double-digit range. There is a minimum annual royalty payment obligation. We are responsible for the prosecution and maintenance of the licensed patents at our expense and for the prosecution and control of any action for infringement related to any product that does, or may, compete with one of our marketed licensed products and any claim within a licensed patent that covers or relates to such marketed licensed product.

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

●

satisfactory completion of documentation of the manufacturing process and accompanying quality control system intended for raw materials, in-process materials, and the finished dosage form suitable for administration;

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

Professional labeling for aspirin includes the following indications:

●

Vascular Indications (Ischemic Stroke, Transient Ischemic Attack (“TIA”), Acute Myocardial Infarction (“MI”), Prevention of Recurrent MI, Unstable Angina Pectoris, and Chronic Stable Angina Pectoris): Aspirin is indicated to: (1) reduce the combined risk of death and nonfatal stroke in patients who have had ischemic stroke or transient ischemia of the brain due to fibrin platelet emboli, (2) reduce the risk of vascular mortality in patients with a suspected acute MI, (3) reduce the combined risk of death and nonfatal MI in patients with a previous MI or unstable angina pectoris, and (4) reduce the combined risk of MI and sudden death in patients with chronic stable angina pectoris.

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

Employees

As of December 31, 2019, we had 12 employees, of which 10 are full time employees. Of these full-time employees, two work on research and development, and clinical operations and eight work in sales, marketing, management and administration. We also use the services of numerous outside consultants in business and scientific matters. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were originally incorporated in Texas in 2002 and re-incorporated in Delaware in 2015. Our principal executive offices are located at 9 Fishers Lane, Suite E, Sparta, NJ 07871, and our telephone number is (973) 409-6541. Our website address is www.plxpharma.com. We have not incorporated by reference into this Form 10-K the information in, or that can be accessed through, our website and you should not consider it to be a part of this Form 10-K.

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

We have not generated any revenue from the sale of products, have generated minimal revenue from grant activities, and have incurred operating losses since we commenced operations. The Company’s operating loss for the year ended December 31, 2019 was $14.2 million. As of December 31, 2019, we had an accumulated deficit of approximately $86.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of VAZALORE and our other product candidates. Our expenses will also increase substantially if and when we:

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

As of December 31, 2019, we had working capital of approximately $8.2 million and cash and cash equivalents of approximately $14.0 million. We anticipate that we will need to raise substantial additional financing in the future to fund our operations.

We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and had the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtained (a) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of VAZALORE, the Company’s lead product. The Company did not satisfy the requirements for the additional $7.5 million by the December 31, 2018 deadline. On December 20, 2018, the Company entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue 15,000 shares of Series A Convertible Preferred Stock to certain investors for gross proceeds of $15 million, subject to stockholder approval which was received on February 19, 2019, and the financing was completed on February 20, 2019 (the “Private Placement”).

In March 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities LLC (“JMP”) to issue and sell shares of our common stock, having an aggregate offering price of up to $12.5 million, from time to time during the term of the Equity Distribution Agreement, through an “at-the-market” equity offering program at our sole discretion, under which JMP will act as our agent. The Company will pay JMP a commission of 3.0% of the gross proceeds from each sale of shares pursuant to the Equity Distribution Agreement, reimburse legal fees and disbursements and provide JMP with customary indemnification and contribution rights. As of December 31, 2019, we had sold approximately $2.3 million of shares of our common stock pursuant to the Equity Distribution Agreement on a gross basis. However, there can be no assurance that JMP will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Equity Distribution Agreement, is limited to an aggregate of one-third of our public float. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. In addition, JMP is permitted to terminate the Equity Distribution Agreement in its sole discretion upon one day notice, or at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

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

Our future success is substantially dependent on our ability to successfully commercialize VAZALORE, which will depend on several factors, including the following:

●	Establishing and maintaining commercial manufacturing and supply arrangements;

●	establishing and maintaining a commercial infrastructure;

●	identifying and successfully establishing one or more collaborations to commercialize VAZALORE;

●	acceptance of the product by the medical community, patients and third-party payors;

●	obtaining market share while competing with more established companies;

●	a continued acceptable safety and adverse event profile of the product; and

●	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product.

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

If we elect to pursue new products, we will rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations, to conduct our preclinical studies and clinical trials on our product candidates in compliance with applicable regulatory requirements. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and the applicable legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as cGCPs for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, we are required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds and meet other criteria. Our clinical trials must also generally be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Many of the third parties with whom we contract may also have relationships with other commercial entities, some of which may compete with us. If the third parties conducting our preclinical studies or our clinical trials do not perform their contractual duties or obligations or comply with regulatory requirements, we may need to enter into new arrangements with alternative third parties. This could be costly, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, or to commercialize such product candidate being tested in such studies or trials. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third-party contractors or to do so on commercially reasonable terms. Though we carefully manage our relationships with our contract research organizations, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We will rely on third-party contract manufacturing organizations to manufacture and supply VAZALORE and other product candidates for us, as well as certain raw materials used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately, we may be required to incur significant delays and costs to find new suppliers or manufacturers.

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

We have entered into a Manufacturing Services Agreement with Thermo Fisher’s Pharma Services business, to provide the capabilities to bring VAZALORE to market. We do not have commercial supply agreements with all of our raw material suppliers. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide clinical and commercial supply needs, we would not be able to manufacture our product candidates until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, our product candidates.

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

As of December 31, 2019, we had 12 employees, of which 10 are full time employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations, continue our development activities, commercialize VAZALORE or other product candidates and comply with our obligations as a public reporting company. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

We are highly dependent on the services of our executive management team, and on our ability to attract and retain qualified personnel.  We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. We are highly dependent on the principal members of our management and scientific staff, particularly our Executive Chairman of the Board, Michael J. Valentino, our President and Chief Executive Officer, Natasha Giordano, our Chief Financial Officer, Rita O’Connor, and our Chief Medical Officer, Efthymios Deliargyris. If we are not able to retain Mr. Valentino, Ms. Giordano, Ms. O’Connor or Dr. Deliargyris, or are not able to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Mr. Valentino, Ms. Giordano, Ms. O’Connor and Dr. Deliargyris, we may not be able to retain their services as expected.

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

Our corporate headquarters is located in Sparta, New Jersey, which in the past has experienced weather-related incidents.. Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our information technology systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

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

In addition to our own patents, an important patent family covering VAZALORE is owned by UT. Our development and commercialization of VAZALORE is subject to our UT License Agreement. Under our UT License Agreement, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, as well as other material obligations. If we fail to comply with any of these obligations or otherwise breach UT License Agreement, UT may have the right to terminate the applicable license in whole or in part. Specifically, Section 4.6 of our UT License Agreement provides that “Reasonable commercial diligence shall require that [the Company] . . . . [o]n or before September 8, 2013, Sell or offer for Sale a Licensed Product.” While we believe that we have exercised reasonable commercial diligence to actively attempt such commercialization, we have not yet successfully commercialized a licensed product. As such, UT may have the option to terminate the UT License Agreement, or to limit the exclusivity of the license in certain territories.

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

As of December 31, 2019, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 23.0% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these large stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal facility consists of office space in Sparta, New Jersey. In Sparta, we occupy approximately 2,463 and 2,232 square feet of office space, with rent of $5,542 and an average of $4,408 per month, respectively, under leases that expire September 30, 2021 and July 1, 2024, respectively. In addition, we lease 5,006 square feet of office space in New York, New York from the former Dipexium headquarters with rent of $19,146 per month under a lease that expires July 31, 2021. We currently sublease the New York facility, which generates income of $17,531 per month.

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

Stockholder Information

As of March 10, 2020, there were approximately 79 holders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,666,797	$13.96	598,650
Equity compensation plans not approved by stockholders	-	$-	-
Total	1,666,797	$13.96	598,650

 Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

In December 2018, we entered into the Purchase Agreement with Park West Investors Master Fund, Limited, a Cayman Islands exempted company, and Park West Partners International, Limited, a Cayman Islands exempted company, for the Private Placement of $15.0 million of our Series A Preferred Stock, at a price of $1,000 per share, in reliance upon the exemption from securities registration afforded by the provisions of Regulation D under the Securities Act of 1933. Following the attainment of stockholder approval of the transaction at a special meeting of stockholders on February 19, 2019, the Private Placement closed on February 20, 2019. Pursuant to the Certificate of Designations of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted, at the holder’s option at any time, into shares of the Company’s common stock at a conversion rate equal to the quotient of (i) the $1,000 stated value divided by (ii) the initial conversion price of $2.60, subject to specified adjustments for stock splits, cash or stock dividends, recapitalizations, combinations, subdivisions or other similar events as set forth in the Certificate of Designations. In connection with the Purchase Agreement, we also issued warrants to purchase an aggregate of 500,000 shares of our common stock to the investors, exercisable at a price of $3.50 per share, provided that the Private Placement did not close by April 15, 2019. Following the closing of the Private Placement, the investors surrendered the warrants to the Company for cancellation. In March 2019, the Company filed a registration statement on Form S-3 to register for resale the shares issuable upon conversion of the Series A Preferred Stock.

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

Overview

We are a late-stage specialty pharmaceutical company focused on developing our clinically-validated and patent-protected PLxGuard delivery system to provide more effective and safer products. Our PLxGuard delivery system works by targeting the release of active pharmaceutical ingredients to various portions of the GI tract. We believe this has the potential to improve the absorption of many drugs currently on the market or in development, and to reduce the risk of stomach erosions, ulcers and bleeding associated with aspirin and ibuprofen, and potentially other drugs.

The FDA approved our lead product, VAZALORE 325 mg, which is a novel formulation of aspirin using the PLxGuard delivery system intended to provide better antiplatelet effectiveness for vascular disease prevention and treatment as compared to the current standard of care, enteric-coated aspirin and significantly reduce gastric side effects as compared with immediate-release aspirin. VAZALORE 325 mg (formerly PL2200 Aspirin 325 mg and Aspertec 325 mg) was originally approved under the drug name aspirin, and the proprietary name ‘VAZALORE’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation,VAZALORE 81 mg, is in late-stage development and will be the subject of a sNDA, leveraging the already approved status of VAZALORE 325 mg. We are focused on collecting the data, including initiating a bioequivalence study, required for post-approval manufacturing changes which will be included in the sNDA filing for VAZALORE 325 mg and to support approval of low dose VAZALORE 81 mg.  The Company will be able to better assess the timing of its product launch once the sNDA filings has been submitted.

Our commercialization strategy will target both the OTC and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of VAZALORE 325 mg and anticipated approval for VAZALORE 81 mg for OTC and prescription use when recommended by physicians for vascular disease treatment and prevention. Given our clinical demonstration of better antiplatelet efficacy (as compared with enteric-coated aspirin) and better GI tolerability, we intend to market VAZALORE to the healthcare professional and the consumer through several marketing channels, including a physician-directed sales force. Our product pipeline also includes other oral NSAIDs using the PLxGuard delivery system that may be developed, including a clinical-stage, GI-safer ibuprofen, PL1200 Ibuprofen 200 mg, for pain and inflammation.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of tangible and intangible assets and liabilities acquired in business combinations, the fair value of warrant liability the fair value of stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant liability is recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the term loan approximates its face value of $4,375,000 based on the Company’s current financial condition and on the variable nature of term loan’s interest feature as compared to current rates.

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with specific projects, manufacturing activities, and include fees paid to various entities that perform research related services for the Company.

Stock-Based Compensation

The Company recognizes expense in the consolidated statements of operations for the fair value of all stock-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company accounts for forfeitures as they occur.

Adopted Accounting Guidance

For a discussion of significant accounting guidance recently adopted or unadopted accounting guidance that has the potential of being significant, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein.

Results of Operations

Revenue

Total revenues were $0.6 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively. All the revenue recognized in 2019 and 2018 is attributable to work performed under an award of a National Institutes of Health grant. This grant is nearing completion.

Operating Expenses

Total operating expenses were $14.8 million during the year ended December 31, 2019, a 26% increase from operating expenses of $11.7 million during the year ended December 31, 2018. Operating expenses for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$4,741,130	$3,922,665	$818,465	20.9%
General and administrative expenses	10,026,627	7,791,600	2,235,027	28.7%
Total operating expenses	$14,767,757	$11,714,265	$3,053,492	26.1%

Research and Development Expenses

Research and development expenses totaled $4.7 million in the year ended December 31, 2019, compared to $3.9 million in the prior year, reflecting continued product development and manufacturing activities for VAZALORE. This increase was due to the manufacture, packaging, stability and analytical costs related to the registration batches, which provide data to be submitted in the Company’s sNDA filings.

General and Administrative Expenses

General and administrative expenses totaled $10.0 million in the year ended December 31, 2019, compared to $7.8 million in the prior year. This increase is due to commercial-related activities to support the upcoming launch of $1.9 million and payments associated with the UT License Agreement of $0.3 million.

Other income (expense), net

Other income (expense), net totaled $6.3 million of net other expense for the year ended December 31, 2019, compared to $11.9 million of net income in the prior year. The change is primarily attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($5.7 million of other expense for the year ended December 31, 2019, as compared to $12.7 million of other income in the prior year).

Liquidity and Capital Resources

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Years Ended December 31,
	2019	2018

Net cash used in operating activities	$(12,659,035)	$(9,499,231)
Net cash used in investing activities	$(230,294)	$(654,870)
Net cash provided by financing activities	$12,640,366	$-

Net Cash Used in Operating Activities

Net cash used in operating activities of $12.7 million for the year ended December 31, 2019 primarily reflects our net loss for the period of $20.5 million adjusted for various non-cash charges and income, including (i) $5.7 million change in fair value of warrant liability reflected as other expense, (ii) net operating asset/liability changes of $0.9 million, (iii) $0.9 million of stock-based compensation, (iv) depreciation and amortization expense of $0.2 million and (v) $0.2 million of non-cash interest expense.

Net cash used in operating activities of $9.5 million for the year ended December 31, 2018 primarily reflects our net income for the period of $0.9 million adjusted for various non-cash charges and income, including (i) $12.7 million change in fair value of warrant liability reflected as other income, partially offset by (ii) net operating asset/liability changes of $0.3 million, (iii) $0.8 million of stock-based compensation, (iv) an increase in the provision for obsolete inventory of $0.8 million, (v) depreciation and amortization expense of $0.2 million and (vii) $0.2 million of non-cash interest expense.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.2 million in net uses in the year ended December 31, 2019 and primarily reflects $0.2 million of capital expenditures for equipment purchases, net of $11,000 of proceeds from the sale of equipment.

Net cash used in investing activities totaled $0.7 million in net uses in the year ended December 31, 2018 and reflects capital expenditures for equipment purchases of $0.5 million and leasehold improvements of $0.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $12.6 million in the year ended December 31, 2019, consisting of proceeds from the issuance of our common and preferred stock, offset by repayment of a portion of our long-term debt. We had no cash flows from financing activities in 2018.

Future Liquidity and Capital Needs

As of December 31, 2019, we had working capital of $8.2 million and cash and cash equivalents of $14.0 million. In March 2019, we entered into the Equity Distribution Agreement with JMP to issue and sell shares of our common stock, having an aggregate offering price of up to $12.5 million, from time to time during the term of the Equity Distribution Agreement, through an “at-the-market” equity offering program at our sole discretion, under which JMP will act as our agent. As of December 31, 2019, we had sold approximately $2.3 million of shares of our common stock pursuant to the Equity Distribution Agreement, and received proceeds of $2.1 million, net of commissions and fees. In addition, in March 2020 we entered into a purchase agreement with certain investors, including funds affiliated with Park West Asset Management LLC and an affiliate of MSD Partners, L.P., pursuant to which the Company has agreed to issue 8,000 shares of Series B Convertible Preferred Stock for gross proceeds of $8.0 million (the "Series B Private Placement").  The closing of the Series B Private Placement is contingent on the Company obtaining stockholder approval. Based on the Company’s expected operating cash requirements, we believe our cash on-hand at December 31, 2019, in addition to the $8.0 million gross proceeds from the Series B Private Placement, is adequate to fund operations for at least twelve months from the date that these financial statements were issued.

We have not generated any revenue from the sale of products, have generated minimal revenue from licensing activities, and have incurred losses in each year since we commenced operations. As of December 31, 2019, we had an accumulated deficit of $86.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of VAZALORE and our other product candidates. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We anticipate that we will need to obtain substantial additional financing in the future, in addition to the proceeds from the Private Placement, the “at-the-market” program and the Series B Private Placement to fund our future operations. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2019 or 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company (collectively, the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Based on its evaluation of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by COSO in Internal Control — Integrated Framework (2013), our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item will be set forth in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be set forth in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item will be set forth in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item will be set forth in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item will be set forth in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in series A convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2019 and 2018, the footnotes thereto, and the reports of Marcum LLP, independent registered public accounting firms, are set forth on pages F-1 through F-21 of this Form 10-K.

(b)	Exhibits:

See Exhibit Index of this Form 10-K for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K.

(c)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY.

         None.

PLx Pharma Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PLx Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PLx Pharma Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in series A convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Marcum LLP
Houston, Texas
March 13, 2020

PLx Pharma Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,001,304	$14,250,267
Accounts receivable	18,683	18,234
Prepaid expenses and other current assets	263,268	421,933
Deferred financing costs	-	174,976
TOTAL CURRENT ASSETS	14,283,255	14,865,410
NON-CURRENT ASSETS
Property and equipment, net	1,466,646	1,394,230
Right of use assets	618,158	-
Goodwill	2,061,022	2,061,022
Security deposit	73,665	67,714
TOTAL ASSETS	$18,502,746	$18,388,376

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$928,921	$687,257
Accrued bonuses	1,166,821	1,048,393
Accrued interest	34,964	60,366
Current portion of term loan, net of discount and fees	3,658,121	2,909,709
Other current liabilities	304,603	26,935
TOTAL CURRENT LIABILITIES	6,093,430	4,732,660
NON-CURRENT LIABILITIES
Accrued interest, net of current portion	501,826	309,440
Term loan, net of discount, fees and current portion	622,265	4,280,385
Warrant liability	8,247,679	2,537,317
Accrued dividends	1,058,498	-
Other liabilities	409,431	84,281
TOTAL LIABILITIES	16,933,129	11,944,083

Commitments and contingencies

Series A convertible preferred stock: $0.001 par value; liquidation value of $15,000,000; 45,000 shares designated, 15,000 and 0 shares issued and outstanding	13,661,578	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 955,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 9,156,260 and 8,743,950 shares issued and outstanding	9,156	8,744
Additional paid-in capital	74,837,046	72,871,317
Accumulated deficit	(86,938,163)	(66,435,768)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,091,961)	6,444,293
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,502,746	$18,388,376

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018
REVENUES:
Federal grant	$565,464	$753,108
TOTAL REVENUES	565,464	753,108

OPERATING EXPENSES:
Research and development	4,741,130	3,922,665
General and administrative	10,026,627	7,791,600
TOTAL OPERATING EXPENSES	14,767,757	11,714,265
OPERATING LOSS	(14,202,293)	(10,961,157)

OTHER INCOME (EXPENSE):
Interest income	405,239	297,800
Interest and other expense	(994,979)	(1,145,761)
Change in fair value of warrant liability	(5,710,362)	12,705,598
TOTAL OTHER INCOME (EXPENSE)	(6,300,102)	11,857,637
INCOME (LOSS) BEFORE INCOME TAXES	(20,502,395)	896,480
Income taxes	-	-
NET INCOME (LOSS)	$(20,502,395)	$896,480

Preferred dividends and beneficial conversion feature	(13,750,806)	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(34,253,201)	$896,480

Net income (loss) per common share - basic	$(3.84)	$0.10
Net income (loss) per common share - diluted	$(3.84)	$0.10

Weighted average shares of common shares - basic	8,916,190	8,733,220
Weighted average shares of common shares - diluted	8,916,190	8,733,220

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

	Temporary Equity		Permanent Equity
	Series A Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at December 31, 2017	-	$-	8,722,823	$8,723	$71,939,917	$(67,332,248)	$4,616,392

Stock-based compensation expense					841,421		841,421
Common shares issued to vendor			21,127	21	89,979		90,000
Net income						896,480	896,480

Balance at December 31, 2018	-	$-	8,743,950	$8,744	$72,871,317	$(66,435,768)	$6,444,293

Stock-based compensation expense					875,851		875,851
Issuance of Series A Preferred Stock, net of issuance costs	15,000	13,661,578					-
Series A Preferred - beneficial conversion feature at issuance					12,692,308		12,692,308
Series A Preferred - conversion feature deemed dividend					(12,692,308)		(12,692,308)
Common shares issued to vendor			13,601	13	44,987		45,000
Common shares issued, net of issuance costs			398,709	399	2,103,389		2,103,788
Series A Preferred - declared dividends					(1,058,498)		(1,058,498)
Net loss						(20,502,395)	(20,502,395)

Balance at December 31, 2019	15,000	$13,661,578	9,156,260	$9,156	$74,837,046	$(86,938,163)	$(12,091,961)

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,502,395)	$896,480
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	158,253	200,957
Stock-based compensation	875,851	841,421
Amortization of debt discounts and issuance costs	215,292	247,943
Change in fair value of warrant liability	5,710,362	(12,705,598)
Provision for obsolete inventory	-	770,619
Loss on sale of property and equipment	12,398	-
Changes in operating assets and liabilities
Accounts receivable	(449)	1,150
Inventory	-	(524,245)
Prepaid expenses and other current assets	152,714	(109,200)
Vendor deposit	-	707,103
Right of use assets	94,376	-
Accounts payable and accrued liabilities	448,867	(194,524)
Accrued bonuses	118,428	198,690
Accrued interest	166,984	225,870
Other current and long-term liabilities	(109,716)	(55,897)
Net cash used in operating activities	(12,659,035)	(9,499,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(241,736)	(654,870)
Proceeds from sale of property and equipment	11,442	-
Net cash used in investing activities	(230,294)	(654,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series A convertible preferred stock	13,661,578	-
Net proceeds from issuance of common stock	2,103,788	-
Repayments of long-term debt	(3,125,000)	-
Net cash provided by financing activities	12,640,366	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(248,963)	(10,154,101)
Cash and cash equivalents, beginning of year	14,250,267	24,404,368
Cash and cash equivalents, end of year	$14,001,304	$14,250,267

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$600,303	$671,146

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$12,773	$-
Deferred financing costs included in accounts payable	$-	$174,976
Preferred stock beneficial conversion feature and dividends	$13,750,806	$-
Value of common shares issued to vendor for services	$45,000	$90,000

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc. (the “Company”, "we," "our" or "us"), together with its subsidiaries PLx Opco Inc. and PLx Chile SpA, is a late stage startup specialty pharmaceutical company focusing initially on commercializing two patent-protected lead products: VAZALORETM 325 mg and VAZALORETM 81 mg (referred to together as “VAZALORE”). VAZALORE 325 mg is approved by the U.S. Food and Drug Administration (“FDA”) for over-the-counter distribution and is the first ever liquid-filled aspirin capsule.

PLx Chile SpA was formed on September 12, 2011 as a wholly-owned subsidiary of PLx Opco Inc. The Company dissolved its wholly-owned and dormant subsidiary Dipexium Pharmaceuticals Ireland Limited in December 2018.

Organization, Reincorporation, and Merger with Dipexium Pharmaceuticals, Inc.

PLx Opco Inc., which was known as PLx Pharma Inc. immediately prior to the Merger described below, was originally incorporated in the State of Texas on November 12, 2002 under the name of ZT MediTech, Inc. (“ZTM”). In December 2002, ZTM changed its name to GrassRoots Pharmaceuticals, Inc. (“GrassRoots”). Business commenced upon initial capitalization on December 4, 2002. In March 2003, GrassRoots changed its name to PLx Pharma Inc. (“PLx Texas”). In December 2013, PLx Texas converted from a Texas corporation to a Texas limited liability company and changed its name to PLx Pharma LLC ("PLx LLC").  In July 2015, PLx LLC reincorporated into a Delaware corporation, renamed PLx Pharma Inc. ("Old PLx"), effective July 27, 2015.

In December 2016, Old PLx entered into an Agreement and Plan of Merger and Reorganization among Old PLx, Dipexium Pharmaceuticals, Inc. (“Dipexium”) and Dipexium AcquireCo. (the “Merger”). The Merger closed on April 19, 2017. Pursuant to the terms of the Merger and after the consummation of the Merger, Old PLx was renamed PLx Opco Inc. and became a wholly-owned subsidiary of Dipexium, and Dipexium was renamed PLx Pharma Inc. and became the continuing registrant and reporting company. The Merger was accounted for as a reverse acquisition business combination and Old PLx’s historical consolidated financial statements have replaced Dipexium’s historical consolidated financial statements with respect to periods prior to the completion of the Merger.

NOTE 2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company has not generated any revenue from sale of products, and has incurred operating losses in each year since it commenced operations.  As of December 31, 2019, the Company had an accumulated deficit of $86.9 million.  The Company expects to continue to incur significant expenses and increasing operating losses for the foreseeable future as the Company continues the development and commercialization of its candidates. However, based on the Company’s expected operating cash requirements, it believes its cash on-hand at December 31, 2019, in addition to the gross proceeds from the sale of Series B Convertible Preferred Stock to certain investors pursuant to a March 2020 purchase agreement is adequate to fund operations for at least twelve months from the date that these financial statements were issued.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis and Accounting and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company operates in one business segment.

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiary, PLx Opco Inc. All significant intercompany balances and transactions have been eliminated within the consolidated financial statements.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of tangible and intangible assets, the fair value of warrant liability, the fair value of stock-based compensation, allowance for inventory obsolescence, allowance for doubtful accounts, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

Foreign Currency

The functional currency of our international subsidiary has been designated as the U.S. dollar. Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of December 31, 2019, the Company had cash and cash equivalents of $14.0 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of December 31, 2019 and 2018, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of December 31, 2019 and 2018 was comprised of raw materials for the manufacture of VAZALORE. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was $0.5 million and $1.0 million as of December 31, 2019 and 2018, respectively, resulting in net inventory of zero for both periods.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the term loan approximates its face value of $4,375,000 based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 8.

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

Leases

As described further below in this Note 3, the Company adopted new accounting guidance for leases effective January 1, 2019. Subsequent to the adoption at the inception of a contract, the Company determines if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in leased assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of December 31, 2019, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the years ended December 31, 2019 or 2018.

Revenue Recognition

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

The Company’s current sole revenue arrangement is a cost-reimbursable federal grant with the National Institutes of Health. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $0.6 million and $0.8 million of revenue under this arrangement during the years ended December 31, 2019 and 2018, respectively. This grant will be completed in early 2020.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any material contract assets or liabilities as of December 31, 2019 and December 31, 2018.

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with specific projects, manufacturing activities, and include fees paid to various entities that perform research related services for the Company.

 Stock-Based Compensation

The Company recognizes expense in the consolidated statements of operations for the fair value of all stock-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company accounts for forfeitures as they occur.

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

The Company currently has tax returns open for examination by the applicable taxing authority for all years since 2015.

Income (Loss) Per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Series A convertible preferred stock (the “Series A Preferred Stock”) contains non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the Series A Preferred Stock and excludes the impact of those shares from the denominator.

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two class method” or the “treasury method.” Dilutive earnings per share under the “two class method” is calculated by dividing net income available to common stockholders as adjusted for the participating impacts of the Series A Preferred Stock, by the weighted-average number of shares outstanding plus the dilutive impact of all other potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock using the if-converted method.

None of the potential dilutive securities had a dilutive impact during the years ended December 31, 2019 and 2018.

The number of anti-dilutive share for the years ended December 31, 2019 and 2018 consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) convertible preferred stock which have been excluded from the computation of diluted income per share, was 10,547,735 and 3,911,302 shares, respectively.

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

NOTE 4. LONG-LIVED ASSETS

Property and Equipment

Property and equipment at December 31, 2019 and 2018 consisted of the following:

Asset Descriptions	Useful Lives (years)	December 31, 2019	December 31, 2018
Computer equipment	4	$41,839	$41,839
Lab equipment	5	17,019	17,019
Office equipment, furniture and fixtures	5	106,486	106,486
Leasehold improvements	lease term	184,989	175,736
Manufacturing equipment	7	1,559,195	1,345,230
Subtotal		1,909,528	1,686,310
Less: Accumulated depreciation and amortization		(442,882)	(292,080)
Total property and equipment, net		$1,466,646	$1,394,230

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $158,253 and $200,957, respectively. During the year ended December 31, 2019, the Company sold equipment for proceeds of $11,442 and recognized a loss of $12,398.

Goodwill

The Company established goodwill in 2017 in connection with the Merger. The Company’s goodwill at December 31, 2019 and 2018 was $2.1 million. The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the years ended December 31, 2019 or 2018. As such, the Company believes goodwill is not impaired.

NOTE 5. DEBT

Term Loan Facility

On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million. The Company had the right to borrow an additional $7.5 million on or before December 31, 2018; this right expired unexercised.

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 8.8% at December 31, 2019), with interest payable monthly. The monthly payments will consist of interest-only for the first 18 months, after which the Term Loan will be payable in 24 equal monthly installments of principal, plus accrued interest. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021. Once repaid, the Term Loan may not be reborrowed.

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

In connection with entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates, stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share. The warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity. The relative fair value of the warrants, net of issuance costs, which was recorded as debt discount of $304,201 on the date of issuance.

At December 31, 2019 and 2018, $4.4 million and $7.5 million, respectively, of face value of the Term Loan was presented in the accompanying consolidated balance sheets net of current unamortized discounts and issuance costs of $91,879 and $215,291, and long-term unamortized discounts and issuance costs of $2,735 and $94,615, respectively.

Total interest expense recognized for the years ended December 31, 2019 and 2018 was $1.0 million and $1.1 million, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

Equity Distribution Agreement

In March 2019, the Company entered into an equity distribution agreement with JMP Securities, Inc. (“JMP”). Pursuant to the terms of the agreement, the Company may sell from time to time, at its option, shares of the Company’s common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million. Any sales of shares pursuant to the agreement will be made under the Company’s effective “shelf” registration statement, which allows it to sell debt or equity securities in one or more offerings up to a total public offering price of $75 million.  In 2019, the Company issued 398,709 shares under the agreement generating gross proceeds of $2.3 million and net proceeds of $2.1 million after deducting legal and commission costs. As of December 31, 2019, approximately $10.2 million remained available under the agreement.

Convertible Series A Preferred Stock

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

The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. As a result of the excess value of the Company’s common stock on the issuance date over the conversion price of the Series A Preferred Stock, a beneficial conversion feature in the amount of $12.7 million was bifurcated from the host instrument and accounted for separately as an increase in additional paid-in capital in equity, and resulted in a deemed dividend during the year ended December 31, 2019 of $12.7 million which was accounted for as a decrease in additional paid-in capital in equity due to the Company’s accumulated deficit position. At December 31, 2019, the carrying value of the temporary equity was $13.7 million, net of $1.3 million in offering costs.

The Company recognized $1.1 million (or $70.57 per share of Series A Preferred Stock) of total dividends on the Series A Preferred Stock during the year ended December 31, 2019. No dividends were recognized on common stock during any of the periods presented.

Warrants

In connection with a June 2017 equity transaction, the Company issued stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term and are liability classified due the holders’ right to require the Company to repurchase the warrants for cash upon certain deferred fundamental transactions. See Note 8 for the fair value measurement of the warrant liability.

In connection with entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates, warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (see Note 5). These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

Stock Options

Following is a summary of option activities for the years ended December 31, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,166,709	$18.54	7.84	$90,097
Granted	85,000	$3.46
Cancelled	(45,000)	$6.55
Outstanding, December 31, 2018	1,206,709	$17.93	6.97	$-
Granted	714,350	$5.76
Cancelled	(254,262)	$9.78
Outstanding, December 31, 2019	1,666,797	$13.96	7.22	$91,475

Exercisable, December 31, 2019	928,780	$20.59	5.73	$30,491

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. There are 1,250,000 shares authorized to be issued pursuant to the 2018 Plan. As of December 31, 2019, 598,650 shares are available for issuance under the 2018 Plan.

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

The Company granted 714,350 options during the year ended December 31, 2019 with an aggregate fair value of $2.9 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate range from 1.9% to 2.5%, (2) expected life of 6.0 years, (3) expected volatility of 82%, and (4) zero expected dividends.

The Company granted 85,000 options during the year ended December 31, 2018 with an aggregate fair value of $207,537 calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 2.6% to 2.8%, (2) expected life of 6.0 years, (3) expected volatility of 76% to 82%, and (4) zero expected dividends.

As of December 31, 2019, the Company had $2.2 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.1 years.

During the years ended December 31, 2019 and 2018, the Company recorded $875,851 and $841,421, respectively, in total compensation expense related to the stock options. For the year ended December 31, 2019, $872,244 of stock-based compensation expense was classified as general and administrative expenses and $3,607 was classified as research and development expenses in the accompanying consolidated statement of operations. For the year ended December 31, 2018, $827,466 of stock-based compensation expense was classified as general and administrative expenses and $13,955 was classified as research and development expenses in the accompanying consolidated statement of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements expiring on July 31, 2021, October 3, 2021, and June 30, 2024. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $395,190 and $114,460 for the years ended December 31, 2019 and 2018, respectively. Rent expense for 2018 excludes New York lease costs as it was not restated for the new lease guidance.

All the Company’s existing leases as of December 31, 2019 are classified as operating leases. As of December 31, 2019, the Company has five operating leases for facilities and office equipment with remaining terms expiring from 2019 through 2024 and a weighted average remaining lease term of 2.5 years. Many of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. Weighted-average discount rates used in the calculation of the Company’s lease liability are approximately 9.5%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income, for the year ended December 31, 2019 consisted of the following:

Operating lease cost	$374,667
Variable lease costs	20,523
Sublease income	(234,098)
Total lease costs	$161,092

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:

2020	$356,196
2021	262,850
2022	60,819
2023	60,264
2024	30,132
Total	770,261

Discount factor	(90,435)
Total lease liability	679,826
Current lease liability	(304,603)
Non-current lease liability	$375,223

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

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $392,840 and $85,330 related to the University in the years ended December 31, 2019 and 2018, respectively.

Investor Relations Agreement

On March 21, 2017, the Company entered into an agreement with an investor relations firm which expired in June 2019. The Company agreed to pay a monthly fee of $15,000 starting May 1, 2017. The $15,000 monthly fee is $7,500 payable in cash and $7,500 payable in shares of the Company’s common stock. The Company issued 13,601 and 21,127 shares of common stock during the years ended December 31, 2019 and 2018, respectively, as full payment for services during such period.

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

Description	Balance at December 31, 2017	Established in 2018	Change in Fair Value	Balance at December 31, 2018

Warrant liability	$15,242,915	$-	$(12,705,598)	$2,537,317

Description	Balance at December 31, 2018	Established in 2019	Change in Fair Value	Balance at December 31, 2019

Warrant liability	$2,537,317	$-	$5,710,362	$8,247,679

The following table identifies the carrying amounts of such liabilities at December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$2,537,317	$2,537,317
Balance at December 31, 2018	$-	$-	$2,537,317	$2,537,317

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$8,247,679	$8,247,679
Balance at December 31, 2019	$-	$-	$8,247,679	$8,247,679

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the years ended December 31, 2019 and 2018.

NOTE 9. INCOME TAXES

Income tax (expense) benefit for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred:
Federal	7,432,665	1,446,640
State	1,459,313	244,896
Foreign	-	-
Change in valuation allowance	(8,891,978)	(1,691,536)

Total Benefit for Income Taxes	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Stock-based compensation	$4,514,806	$3,768,282
Tax credit carryforwards	1,966,817	1,790,387
Net operating loss carryforwards	19,381,496	11,745,648
Intangible assets	564,880	451,556
Other	637,687	373,314
Total deferred tax assets	27,065,686	18,129,187

Deferred tax liabilities:
Property and equipment	331,231	305,619
Total deferred tax liabilities	331,231	305,619

Net deferred tax assets	26,734,455	17,823,568
Less valuation allowance	(26,734,455)	(17,823,568)
Total deferred tax assets (liabilities)	$-	$-

In connection with the adoption of ASC 842 (see Note 3), the Company recorded, outside of the tax provision, deferred tax assets and deferred tax liabilities of $174,963 and $193,872, respectively, and reduced its valuation allowance by $18,909.

The following table reconciles the U.S. federal statutory income tax rate in effect for 2019 and 2018 and the Company's effective tax rate:

	Year Ended December 31, 2019	Year Ended December 31, 2018
U.S. federal statutory income tax expense (benefit)	21.0%	21.0%
State and local income tax, net of benefits	6.8%	3.6%
Change in fair value of derivatives	(7.8%)	(348.0%)
Release of valuation allowance in connection with merger	-	-
Change in tax rates	-	-
True-up and other	23.3%	134.7%
Change in valuation allowance for deferred income tax assets	(43.3%)	188.7%

Effective income tax rate	0.0%	0.0%

The reduction in the federal tax rate to 21% under the Tax Act, effective on January 1, 2018, resulted in a reduction in the value of the Company’s net deferred tax assets and related valuation allowance of $5.9 million. The Company had net operating loss carry-forwards of $84.7 million as of December 31, 2019, that may be offset against future taxable income. The carry-forwards will begin to expire in 2035. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership. The Company does not believe that it has any uncertain income tax positions.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code” and “IRC”), as amended, as well as similar state provisions. In general, an ownership change as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding common stock of a company by certain stockholders or public groups. The Company experienced an ownership change within the meaning of IRC Section 382 during the year ended December 31, 2017. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income.

As of December 31, 2019, the tax returns for the years from 2015 through 2018 remain open to examination by the Internal Revenue Service and various state authorities. ASC 740, “Income Taxes” requires that a valuation allowance is established when it is more likely than not that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the Section 382 limitation, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2019, and 2018. For the year ended December 31, 2019, the change in valuation allowance was $8.9 million.

As of December 31, 2019, and 2018, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax-related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2019 and 2018. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOTE 10. SUBSEQUENT EVENT

In March 2020, the Company entered into a purchase agreement with certain investors, including funds affiliated with Park West Asset Management LLC and an affiliate of MSD Partners, L.P., pursuant to which the Company has agreed to issue 8,000 shares of Series B Convertible Preferred Stock for gross proceeds of $8.0 million (the "Series B Private Placement"). Subject to approval of the Company’s stockholders and the satisfaction of customary closing conditions, the transaction is expected to close in the second quarter of 2020.

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

4.4	Description of Registered Securities.*

10.1	Employment Agreement with Natasha Giordano, dated January 1, 2016 (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

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

10.20

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

10.23

Equity Distribution Agreement, dated March 25, 2019, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed on March 25, 2019 (File No. 333-230478)).

10.24

Manufacturing Services Agreement, dated June 28, 2019, between the Company and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2019 (File No. 001-36351)).+

16.1	Letter of GBH CPAs, PC, dated August 6, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-36351)).

21.1	Subsidiaries of the Company.*

23.1	Consent of Marcum LLP.*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

+	Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLx Pharma Inc.

By:	/s/ Natasha Giordano
Natasha Giordano
President and Chief Executive Officer
(principal executive officer)

Date: March 13, 2020

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: March 13, 2020

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

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	March 13, 2020
Natasha Giordano	Chief Executive Officer

/s/ Michael J. Valentino	Director and Executive Chairman of the Board	March 13, 2020
Michael J. Valentino

/s/ Gary Balkema	Director	March 13, 2020
Gary Balkema

/s/ Anthony Bartsh
Anthony Bartsh	Director	March 13, 2020

/s/ Robert Casale	Director	March 13, 2020
Robert Casale

/s/ Kirk Calhoun	Director	March 13, 2020
Kirk Calhoun

/s/ John W. Hadden II	Director	March 13, 2020
John W. Hadden II