Form 10-K/A
period 2019-12-31
PLx Pharma Inc.
filed 2020-04-24
CIK 1497504

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

Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

As of June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the Registrant (based upon the closing price of the Registrant’s common stock at that date as reported by the NASDAQ Capital Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $62.4 million.

As of April 23, 2020 there were 9,156,260 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note”.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, and to update the Exhibit index contained in Part IV, Item 15, of the previously filed Annual Report on Form 10-K of PLx Pharma Inc. (the “Company”) for the year ended December 31, 2019 (“Fiscal 2019”), filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Michael J. Valentino	66	Executive Chairman and Director
Natasha Giordano	59	President, Chief Executive Officer and Director
Rita O’Connor	51	Chief Financial Officer
Efthymios Deliargyris	51	Chief Medical Officer
Gary S. Balkema	64	Director
Anthony Bartsh	41	Director
Kirk Calhoun	76	Director
Robert Casale	61	Director
John W. Hadden II	50	Director

Michael J. Valentino.  Mr. Valentino has served as Executive Chairman of the Board of the Company (the “Board”) since July 2011 and brings over 30 years of experience in the healthcare industry, including a broad range of critical leadership positions at both major pharmaceutical companies and venture backed start-ups. In June 2003, Mr. Valentino successfully built start-up Adams Respiratory Therapeutics into a fully integrated specialty pharmaceutical company with more than $490 million in annual revenue and leading OTC brands such as Mucinex® and Delsym®. Under his leadership, Adams completed its initial public offering in July 2005, which was ranked by The Wall Street Journal as the No. 1 Health Care IPO in 2005, and in December 2007, the Company entered into a definitive agreement under which it would be acquired by Reckitt Benckiser, a world leader in household cleaning, health and personal care, for approximately $2.3 billion. Previously, Mr. Valentino was President and Chief Operating Officer at Alpharma, a leading global generic pharmaceutical company. Prior to joining Alpharma, he served as Executive Vice President, Global Head Consumer Pharmaceuticals for Novartis AG. He earlier served as President and Chief Operating Officer of Novartis Consumer Healthcare, North America. Mr. Valentino was also President of Pharmacia & Upjohn’s Consumer Products Division. Throughout his career, Mr. Valentino has been at the forefront of seven major prescription to OTC switches including such well known consumer brands as Benadryl®, Rogaine Extra Strength®, Motrin Jr.®, Nasalcrom®, Lamisil®, Voltaren (EU) and Mucinex®. He has served as Chairman of the Consumer Healthcare Products Association. We believe Mr. Valentino is qualified to serve as a director due to his extensive experience in sales, marketing, general management and knowledge of the consumer products and pharmaceutical industries.

Natasha Giordano. Ms. Giordano was appointed our President, Chief Executive Officer and director since January 2016. She brings over 25 years of extensive experience in healthcare, including senior leadership positions spanning across several pharmaceutical companies and sales and marketing service providers. Previously, Ms. Giordano served as the Interim Chief Executive Officer of ClearPoint Learning, Inc., a position she held from May 2015 through November 2015. She also served on the ClearPoint board of directors from December 2009 through November 2015. Previously, Ms. Giordano served as the Chief Executive Officer of Healthcare Corporation of America, from January 2014 through August 2014. From June 2009 to August 2012, Ms. Giordano served as Chief Operating Officer and then as Chief Executive Officer, President and a member of the board of directors of Xanodyne Pharmaceuticals, Inc., a branded specialty pharmaceutical company with development and commercial capabilities focused on pain management and women’s health. Prior to that, she served as President, Americas, for Cegedim Dendrite (formerly Dendrite International Inc.) from 2007 to 2008 and as Senior Vice President of the Global Customer Business Unit of Cegedim Dendrite from 2004 to 2007. She had been with Cegedim Dendrite since 2000 and served as Group President for the Global Business Unit for major customers, and Vice President of Global Sales. Earlier in her career, she worked nine years with Parke-Davis, then owned by Warner Lambert, in several sales and marketing positions including Strategic Alliance management and Sales Integration. Ms. Giordano holds a Bachelor of Science degree in nursing from Wagner College. We believe Ms. Giordano is qualified to serve as a director due to her extensive experience in commercialization, general management and knowledge of the pharmaceutical and health care industries.

Rita O’Connor. Ms. O’Connor has served the Company as Chief Financial Officer since July 2017 and in August 2019 added manufacturing and supply chain to areas of responsibility. She brings over 25 years of finance leadership in both public and private pharmaceutical and over-the counter companies. Previously she served as Chief Financial Officer of Kent Place School, an all-girls college preparatory school, from July 2013 to June 2017. She was previously the Chief Financial Officer and Chief Information Officer at Xanodyne Pharmaceuticals, Inc., an integrated specialty pharmaceutical company focused on pain management and women’s health, prior to which she was Chief Financial Officer and Treasurer of Adams Respiratory Therapeutics, a specialty pharmaceutical company focused on OTC and prescription products for the treatment of respiratory disorders. Earlier in her career she held positions of increasing responsibility during a seven-year tenure at Schering-Plough Corporation. She began her career at Deloitte and Touche. Ms. O’Connor is a licensed certified public accountant and earned her Bachelor of Science in Accounting from Rutgers University.

Efthymios Deliargyris. Dr. Efthymios “Makis” Deliargyris has served as our Chief Medical Officer since August 2018 and prior to that provided consulting services to the Company from August 2017 to August 2018. Dr. Deliargyris is a triple board-certified physician (internal medicine, cardiology and interventional cardiology) with a distinguished career in clinical medicine and academia and significant biotech experience in global leadership roles. Most recently, from October 2016 to August 2018, Dr. Deliargyris was the founder and managing director of the Science and Strategy Consulting Group providing expert advice and solutions on scientific, regulatory, strategic and commercialization challenges to companies engaging in the cardiovascular arena. Previously, from July 2012 until September 2016, Dr. Deliargyris served as Global Medical Lead of the Cardiovascular franchise at The Medicines Company (NASDAQ: MDCO) where he led global medical strategy, global medical affairs and late stage R&D activities with successful FDA and EMA presentations leading to the approval of Cangrelor in both US and Europe. He originally joined the company in 2010 as Vice President and European Medical Director based in Munich, Germany. Prior to joining The Medicines Company, Dr. Deliargyris served as Chief, Cardiology and Interventional Cardiology at Athens Medical Center in Athens, Greece from 2004 until 2010 and as Assistant Professor of Cardiology and Director of the Intravascular Laboratory (IVUS) at Wake Forest University in Winston-Salem, North Carolina from 2001 to 2004. Dr. Deliargyris is internationally recognized for his original research in cardiovascular disease and thrombosis and has authored over 90 publications in the top journals including the New England Journal of Medicine, the Journal of the American College of Cardiology and Circulation. His original research has been recognized with multiple awards, including the prestigious Society of Cardiac Angiography & Interventions (SCAI) Fellowship Award in 1999 for best original research in interventional cardiology in the United States. Dr. Deliargyris received his Doctor of Medicine degree from the Kapodistrian University of Athens School of Medicine and completed his residency training in internal medicine at Tufts University School of Medicine and his fellowships in cardiology and interventional cardiology at the University of North Carolina at Chapel Hill.  Dr. Deliargyris resigned from his position as Chief Medical Officer effective April 30, 2020 and the Company intends to appoint him as a member of the Company’s Scientific Advisory Board.

Kirk Calhoun.  Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting, and has served as a director and as chair of the Company’s audit committee since February 2016. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun currently serves as a member of the Board of Directors, as a member of the Compensation Committee and as Chair of the Audit committee for NantHealth, Inc. and Ryerson Holding Corporation and previously served Great Basin Scientific, Inc. in the same capacities through 2017. Mr. Calhoun previously served on the boards and audit committees of six other public companies in the life sciences industry, including Abraxis Bioscience, Inc., Myogen, Inc., and Adams Respiratory Therapeutics, Inc. Mr. Calhoun also currently serves on the boards of three private companies in the life sciences industry. Mr. Calhoun received a B.S. in Accounting from the University of Southern California. We believe Mr. Calhoun is qualified to serve as a director due to his significant financial expertise and experience, particularly in the pharmaceutical industry.

Gary S. Balkema.  Mr. Balkema has served as a director of the Company since February 2016. Mr. Balkema most recently served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division, retiring in 2011. He joined Bayer in 1995 as President of the U.S. Consumer Care Division to merge two OTC drug businesses and repositioned Bayer Aspirin following a ten-year decline into a growing business and assumed additional responsibilities over time culminating in leading their worldwide OTC business. Prior to Bayer, Mr. Balkema was Vice President and General Manager responsible for American Cyanamid Co.’s Lederle Consumer Health Division responsible for their OTC drug business. He joined American Cyanamid Co. in 1977 assuming increasing roles of responsibility over time. Mr. Balkema has served in the leadership of the key consumer products industry associations including Chairman of the Consumer Healthcare Products Association, Chairman of the World Self Medication Industry and on the leadership council for the National Association of Chain Drug Stores. He currently serves on the Board of Directors of Brady Corporation since 2010 where he is the Chair of the Management Development & Compensation Committee and is a member of the Audit Committee. We believe Mr. Balkema is qualified to serve as a director due to his experience in sales, marketing and management in both the consumer product and pharmaceutical industries.

Anthony Bartsh. Mr. Bartsh has served as a director of the Company since March 2019. Mr. Bartsh is a portfolio manager and partner at Park West Asset Management, a multi-billion dollar hedge fund based in the San Francisco Bay Area, since November 2011. Prior to Park West, Mr. Bartsh was an investment analyst at Emrose Capital and Crosslink Capital. He graduated from the University of Notre Dame with a B.B.A. in Finance and Accounting. Mr. Bartsh was elected as a director by the holders of the outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”). We believe Mr. Bartsh is qualified to serve as a director due to his financial and investment expertise and experience.

Robert Casale.  Mr. Casale has served as a director of the Company since February 2016. Mr. Casale has over 30 years of healthcare experience. Since July 2013, Mr. Casale has been an independent consultant specializing in consumer healthcare and pharmaceutical marketing, strategic planning and business development. He was the Co-founder and Chief Executive Officer of Scerene Healthcare, a company dedicated to marketing pure and efficacious anti-aging skin care and feminine hygiene products, from February 2009 to June 2012 when the assets were sold to Enaltus. Prior to Scerene, Mr. Casale was the Chief Operating Officer of Adams Respiratory Therapeutics. He joined Adams in 2004 as Vice President, Marketing and Business Development and was named Chief Operating Officer in 2006. In addition to developing the award winning Mr. Mucus advertising campaign, he led the diversification of the Adams’ portfolio of products by launching Mucinex D and DM, Mucinex for Children, Mucinex Nasal Spray. He also led the acquisition of the Delsym brand, which nearly doubled in sales after two years at Adams. Mr. Casale began his career in 1983 at a Wall Street law firm and joined the legal division of Warner Lambert in 1986. In 1993, he was appointed Warner-Lambert’s Vice President of Marketing for the company’s upper respiratory and gastrointestinal (GI) consumer products and oversaw several brands, including Benadryl, Sudafed, Zantac 75 and Rolaids. He also served as a global vice president for Warner-Lambert’s GI and skin care businesses. Following Warner-Lambert’s acquisition by Pfizer Inc., he served as Vice President, Strategic Planning and Business Development for Pfizer’s Consumer Healthcare Division. Mr. Casale currently serves on the Boards of Daiichi Sankyo, Inc. and Alitair Pharmaceuticals, Inc. He was Chairman of Topaz Pharmaceuticals, which was sold to Sanofi Aventis in 2011, was on the Board of NextWave Pharmaceuticals, which was sold to Pfizer in 2012 and was on the Board of Insight Pharmaceuticals, which was sold to Prestige in 2014. We believe Mr. Casale is qualified to serve as a director due to his significant marketing and management experience in the consumer products and pharmaceutical industries.

John W. Hadden II.  Mr. Hadden has served as a director of the Company since February 2016. Mr. Hadden has 20+ years of Life Science plus prior Investment Banking experience. Mr. Hadden is currently SVP of Operations for Secura Bio, Inc. having joined the firm in May 2019. Between April 2017 and April 2019, Mr. Hadden consulted actively to several private biotechnology companies, a private equity investment firm, and King’s Health Partners’ Hematology Institute, London. Mr. Hadden has extensive oncology and operating experience including strategy, partnering, KOL outreach, clinical development, manufacturing, regulatory, intellectual property and capital raising. Mr. Hadden co-founded IRX Therapeutics, an immuno-oncology platform company, where he held roles of increasing responsibility, including CFO, COO, and CEO from January 2007 to March 2017. As CEO, he led the closing of a strategic transaction with Celgene Corporation. Mr. Hadden has M&A and capital raising experience from his first career as an investment banker at JP Morgan. Mr. Hadden earned his M.B.A. from Harvard Business School and a B.S. in Management, summa cum laude, from the A.B. Freeman School of Business, Tulane University. We believe Mr. Hadden is qualified to serve as a director due to his financial and investment banking related expertise and management experience in the pharmaceutical industry.

Family Relationships

There are no family relationships among our executive officers and directors, except that Michael Valentino, our Executive Chairman of the Board, and Steven Valentino, Vice President of Trade Sales, are siblings.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which covers a wide range of business practices and procedures and is intended to ensure to the greatest extent possible that our business is conducted in a consistently legal and ethical manner. The Code of Ethics is consistent with how we have always conducted our business and applies to all of our directors, officers and other employees, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics is publicly available in the “Investors – Corporate Governance” section of our website at www.plxpharma.com. We intend to promptly disclose on our website any grant of waivers from or amendments to a provision of the Code of Ethics following such amendment or waiver.

Board Committees

Our Board has three standing committees to assist it with its responsibilities. These committees are described below.

Audit Committee. The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Balkema, Calhoun and Hadden. Mr. Calhoun currently serves as Chairman of the Audit Committee. The Board has determined that Mr. Calhoun is an audit committee financial expert, as defined by the SEC rules, based on his past business experience and financial certifications. Each member of the Audit Committee is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee charter is posted in the “Investors – Corporate Governance” section of our website at www.plxpharma.com.

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Balkema, Calhoun, Casale and Hadden. Mr. Casale currently serves as Chairman of the Compensation Committee. The Compensation Committee charter is posted in the “Investors – Corporate Governance” section of our website at www.plxpharma.com.

Nominating and Governance Committee. The duties and responsibilities of the Nominating and Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of stockholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nominating and Governance Committee are Messrs. Balkema, Calhoun, Casale and Hadden. Mr. Balkema currently serves as Chairman of the Nominating and Governance Committee. The Nominating and Governance Committee charter is posted in the “Investors – Corporate Governance” section of our website at www.plxpharma.com.

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

Based solely upon a review of the forms filed electronically with the SEC during Fiscal 2019, we believe that our directors, officers and holders of more than 10% of our Common Stock complied with all applicable filing requirements during Fiscal 2019.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2019 and 2018

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2019 and 2018 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Nonequity incentive plan compensation ($) (2)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (3)		Total ($)
Michael J. Valentino	2019	$234,375	$-	$-	$327,200	$118,750	$-	$-		$680,325
Executive Chairman and Director	2018	$200,000	$-	$-	$-	$100,000	$-	$-		$300,000

Natasha Giordano President, Chief	2019	$468,750	$-	$-	$865,751	$265,000	$-	$16,000		$1,615,501
Executive Officer and Director	2018	$400,000	$-	$-	$-	$200,000	$-	$16,000		$616,000

Rita M. O'Connor	2019	$347,917	$-	$-	$505,831	$192,500	$-	$12,500		$1,058,748
Chief Financial Officer	2018	$300,000	$-	$-	$-	$150,000	$-	$12,500		$462,500

Efthymios Deliargyris (4)	2019	$353,750	$-	$-	$245,400	$190,000	$-	$12,500		$801,650
Chief Medical Officer	2018	$115,532	$-	$-	$157,850	$57,363	$-	$102,167	(5)	$432,912

(1)

Value of stock options awards was calculated using Black Scholes pricing model with assumptions discussed in Note 6 to the Company’s financial statements as of and for the year ended December 31, 2019.

(2)	Amounts related to incentive compensation earned in 2019 and 2018 based on performance criteria established by the Board and paid in 2020 and 2019.

(3)	Includes automobile allowance.

(4)

Dr. Deliargyris’ employment with the Company commenced on August 29, 2018 as the Company’s Chief Medical Officer.  Dr. Deliargyris resigned from his position as Chief Medical Officer effective April 30, 2020 and the Company intends to appoint him as a member of the Company’s Scientific Advisory Board.

(5)	Includes consulting fees received from the Company during 2018 prior to commencing his employment with the Company in August 2018.

Employment Agreements

The following summaries set forth the material terms of the employment agreements entered into with the Company’s named executive officers. Each such agreement provides generally that, in the event the named executive officer’s role is terminated by the Board without cause or the named executive officer resigns for “good reason,” they will be entitled to receive an amount equal to their annual base salary, plus any incentive compensation earned but unpaid as of the date of termination, and their stock option grant will become fully vested as of the date of termination.

Michael J. Valentino, Executive Chairman of the Board and Director

Mr. Valentino entered into an employment agreement with the Company, effective as of April 1, 2016, as amended on March 7, 2019, providing for a base salary of $237,500 per year effective February 1, 2019, subject to annual review and adjustment by the Board. Mr. Valentino is also eligible for a potential incentive award bonus of up to 50% (or a higher or lower amount if so determined by the Board) of his base salary on an annualized basis. Mr. Valentino’s employment agreement provides for the grant of an initial stock option award equal to 112,509 shares of Common Stock, which became exercisable on July 22, 2018, generally subject to Mr. Valentino’s continued employment or consulting relationship with the Company. The options have an exercise price per share of $12.44, with a term of ten years from the date of grant.

Natasha Giordano, President, Chief Executive Officer and Director

Ms. Giordano was appointed as the Company’s President and Chief Executive Officer pursuant to an employment agreement effective January 1, 2016, as amended on March 7, 2019. Ms. Giordano’s amended employment agreement provides that she will receive a base salary of $475,000 effective February 1, 2019 subject to annual review and adjustment by the Board. Ms. Giordano is also eligible for a potential incentive award bonus of up to 50% (or a higher or lower amount if so determined by the Board) of her base salary on an annualized basis. Ms. Giordano is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Ms. Giordano’s employment agreement provides for an initial stock option award equal to 216,580 shares of Common Stock, which became exercisable on September 25, 2018, generally subject to Ms. Giordano’s continued employment with the Company. The options have an exercise price per share of $12.44, with a term of ten years from the date of grant.

Rita O’Connor, Chief Financial Officer

Ms. O’Connor entered into an employment agreement with the Company, effective as of July 1, 2017, as amended on March 16, 2018, and as further amended on March 7, 2019, providing for a base salary of $325,000 per year effective February 1, 2019, subject to annual review by the Board. Ms. O’Connor is also eligible for a potential incentive award bonus of up to 50% (or a higher or lower amount if so determined by the Board) of her base salary on an annualized basis. Ms. O’Connor is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Ms. O’Connor’s employment agreement also provides for a grant of an initial stock option award equal to 60,000 shares of Common Stock, of which 20,000 vested on each of July 1, 2018 and July 1, 2019, and 20,000 will vest on July 1, 2020, generally subject to Ms. O’Connor’s continued employment. The options have an exercise price per share of $6.28, with a term of ten years from the date of grant.

Efthymios Deliargyris, Chief Medical Officer

Dr. Deliargyris entered into an employment agreement with the Company, effective as of August 29, 2018, as amended on March 7, 2019, providing for a base salary of $335,000 per year, subject to annual review by the Board. Dr. Deliargyris is also eligible for a potential incentive award bonus of up to 50% (or a higher or lower amount if so determined by the Board) of his base salary on an annualized basis. Dr. Deliargyris is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Dr. Deliargyris’ employment agreement also provides for a grant of an initial stock option award equal to 70,000 shares of Common Stock, of which 23,333 vested on August 29, 2019, 23,333 will vest on August 29, 2020 and 23,334 will vest on August 29, 2021, generally subject to Dr. Deliargyris’ continued employment. The options have an exercise price per share of $3.18, with term of ten years from the date of the grant.  Dr. Deliargyris resigned from his position as Chief Medical Officer effective April 30, 2020 and the Company intends to appoint him as a member of the Company’s Scientific Advisory Board.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of December 31, 2019:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity Incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, unites or other rights that have not vested ($)
Michael J. Valentino	78,756	-		-	$12.44	7/22/2025	-	$-	-	$-
Executive Chairman and Director	33,753	-		-	$12.44	7/22/2025	-	$-	-	$-
	-	80,000	(2)	-	$5.79	3/14/2029	-	$-	-	$-

Natasha Giordano President, Chief	86,872	-		-	$6.72	8/10/2027	-	$-	-	$-
Executive Officer and Director	216,580	-		-	$12.44	9/25/2025	-	$-	-	$-
	-	211,675	(3)	-	$5.79	3/14/2029	-	$-	-	$-

Rita M. O'Connor	40,000	20,000	(4)	-	$6.28	7/1/2027	-	$-	-	$-
Chief Financial Officer		123,675	(5)	-	$5.79	3/14/2029

Efthymios Deliargyris (1)	23,333	46,667	(6)	-	$3.18	8/29/2028	-	$-	-	$-
Chief Medical Officer	-	60,000	(7)	-	$5.79	3/14/2029	-	$-	-	$-

(1)  Dr. Deliargyris resigned from his position as Chief Medical Officer effective April 30, 2020 and the Company intends to appoint him as a member of the Company’s Scientific Advisory Board.

(2) Mr. Valentino’s option award vested with respect to 26,667 shares as of March 14, 2020, with an additional 26,667 shares vesting on each of the second and third anniversaries of the initial grant date, March 14, 2019, generally subject to Mr. Valentino’s continued employment with the Company.

(3) Ms. Giordano’s option award vested with respect to 70,559 shares as of March 14, 2020, with an additional 70,558 shares vesting on each of the second and third anniversaries of the initial grant date, March 14, 2019, generally subject to Ms. Giordano’s continued employment with the Company.

(4) Ms. O’Connor’s option award vests with respect to 20,000 shares as of July 1, 2020, generally subject to Ms. O’Connor’s continued employment with the Company.

(5) Ms. O’Connor’s option award vested with respect to 41,225 shares as of March 14, 2020, with an additional 41,225 shares vesting on each of the second and third anniversaries of the initial grant date, March 14, 2019, generally subject to Ms. O’Connor’s continued employment with the Company.

(6) Dr. Deliargyris’ option award vests with respect to 23,333 shares on the second anniversary of the initial grant date, August 29, 2018, with an additional 23,334 shares vesting on the third anniversary of the initial grant date, generally subject to Dr. Deliargyris’ continued employment with the Company.

(7) Dr. Deliargyris’ option award vested with respect to 20,000 shares as of March 14, 2020, with an additional 20,000 shares vesting on each of the second and third anniversaries of the initial grant date, March 14, 2019, generally subject to Dr. Deliargyris’ continued employment with the Company.

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

Compensation of Non-Employee Directors for Fiscal 2019

The following table presents a summary of the compensation earned by each non-employee director receiving compensation who served on the Board during Fiscal 2019:

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)
Gary Balkema	50,000	81,800	-	131,800
Kirk Calhoun	55,000	81,800	-	136,800
Robert Casale	50,000	81,800	40,000	171,800
John Hadden II	40,000	81,800	-	121,800
Anthony Bartsh	-	-	-	-

Cash Retainer Compensation

Non-employee members of our Board receiving compensation are paid an annual cash retainer for their service, with additional compensation for chairing a committee of the Board. In addition, Mr. Casale received compensation for additional services. The compensation paid to the non-employee members of the Board receiving compensation is indicated in the chart below:

2019 Director Cash Compensation
Director Annual Retainer (all)	$40,000
Additional Annual Retainer to Audit Committee Chairperson	$15,000
Additional Annual Retainer to Compensation Committee Chairperson	$10,000
Additional Annual Retainer to Nominating and Governance Committee Chairperson	$10,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 23, 2020 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding Common Stock;

●	each of our directors and named executive officers; and

●	all of our directors and executive officers as a group.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise set forth below, the address of the persons listed below is c/o PLx Pharma Inc., 9 Fishers Lane, Suite E, Sparta, NJ 07871 and each of the persons listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock (1)
5% or Greater Shareholders
Park West Asset Management LLC(2)	1,473,218	16.09%

Directors and Named Executive Officers
Michael J. Valentino(3)	365,057	3.92%
Natasha Giordano(4)	375,096	3.94%
Rita O’Connor(5)	81,225	*
Efthymios Deliargyris(6)	44,083
Gary S. Balkema(7)	21,114	*
Anthony Bartsh	-	-
Kirk Calhoun(8)	17,344	*
Robert Casale(9)	18,379	*
John W. Hadden II(10)	17,859	*
All current executive officers and directors as a group (9 persons)(11)	940,157	9.51%

* Represents holdings of less than 1% of shares outstanding.

(1)

The applicable percentage of ownership for each beneficial owner is based on 9,156,260 shares of Common Stock outstanding as of April 23, 2020. Shares of our Common Stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

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

(3)

Consists of 196,790 shares of Common Stock, options to purchase 1139,176 shares of Common Stock exercisable within 60 days of April 23, 2020 and warrants to purchase 29,091 shares of Common Stock exercisable within 60 days of April 23, 2020.

(4)	Consists of 1,086 shares of Common Stock and options to purchase 374,010 shares of Common Stock exercisable within 60 days of April 23, 2020.

(5)	Consists of options to purchase 81,225 shares of Common Stock exercisable within 60 days of April 23, 2020.

(6)	Consists of 750 shares of Common Stock and options to purchase 43,333 shares of Common Stock exercisable within 60 days of April 23, 2020

(7)	Consists of 5,445 shares of Common Stock and options to purchase 15,669 shares of Common Stock exercisable within 60 days of April 23, 2020.

(8)	Consists of 1,675 shares of Common Stock and options to purchase 15,669 shares of Common Stock exercisable within 60 days of April 23, 2020.

(9)	Consists of 2,710 shares of Common Stock and options to purchase 15,669 shares of Common Stock exercisable within 60 days of April 23, 2020.

(10)	Consists of 2,190 shares of Common Stock and options to purchase 15,669 shares of Common Stock exercisable within 60 days of April 23, 2020.

(11)

Consists of 210,646 shares of Common Stock, options to purchase 700,420 shares of Common Stock exercisable within 60 days of April 23, 2020 and warrants to purchase 29,091 shares of Common Stock exercisable within 60 days of April 23, 2020.

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

Preferred Stock Transactions

Anthony Bartsh, one of our directors, is an employee of Park West Asset Management LLC, the holder of all of the Company’s Series A Preferred Stock and the Company’s largest stockholder. On December 20, 2018, the Company entered into a Purchase Agreement (the “Series A Purchase Agreement”) with Park West Investors Master Fund, Limited, a Cayman Islands exempted company and Park West Partners International, Limited, a Cayman Islands exempted company (together with Park West Investors Master Fund, Limited, the “Series A Investors”), at a time when Mr. Bartsh was not a director of the Company. On February 20, 2019, pursuant to the Series A Purchase Agreement, the Company issued 15,000 shares of the Company’s newly created Series A Preferred Stock to the Series A Investors at a price of $1,000 per share, for an aggregate purchase consideration of $15.0 million. The terms, rights, obligations and preferences of the Series A Preferred Stock are set forth in the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”).

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

On March 13, 2020, the Company entered into a Purchase Agreement with the Series A Investors and an affiliate of MSD Partners, L.P. (collectively, the “Series B Investors”) pursuant to which the Company has agreed to issue 8,000 shares of Series B Convertible Preferred Stock to the Series B Investors for gross proceeds of $8.0 million. Subject to approval of the Company’s stockholders and the satisfaction of customary closing conditions, the transaction is expected to close in the second quarter of 2020.

Independence of Members of the Board

The Board has determined that all of our non-employee directors are independent within the meaning of the SEC rules. The Board has also determined that all directors serving on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are independent within the meaning of the SEC rules with respect to membership on each such committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Marcum LLP, our independent registered public accounting firm for fiscal years 2019 and 2018. There were no other professional services rendered or fees billed by Marcum LLP for fiscal years 2019 and 2018.

Services Rendered	2019	2018
Audit Fees(1)	$100,000	$93,000
Audit-Related Fees(2)	$21,000	$-
Tax Fees(3)	$28,630	$7,600
All Other Fees	$-	$-

(1)

These fees include the audits of our annual consolidated financial statements for fiscal years 2019 and 2018 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2019 and 2018.

(2)	These fees are related to the registration statements on Form S-3 filed with the SEC in March 2019.

(3)	The tax fees in 2019 relate to filings for fiscal years 2018 and 2017. The fees in 2018 relate to 2017.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm are subject to pre-approval by our Audit Committee. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Marcum LLP for fiscal years 2019 and 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2019 and 2018, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, are set forth on pages F-1 through F-19 of this Form 10-K.

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

4.4	Description of Registered Securities (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

10.1	Employment Agreement with Natasha Giordano, dated January 1, 2016 (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

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

16.1	Letter of GBH CPAs, PC, dated August 6, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-36351)).

21.1	Subsidiaries of the Company (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

23.1	Consent of Marcum LLP (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

31.2

Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

101.INS	XBRL Instance Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

101.SCH	XBRL Taxonomy Extension Schema Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

101.LAB	XBRL Taxonomy Label Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

+	Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLx Pharma Inc.

By:	/s/ Natasha Giordano
Natasha Giordano
President and Chief Executive Officer
(principal executive officer)

Date: April 24, 2020

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: April 24, 2020

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	April 24, 2020
Natasha Giordano	Chief Executive Officer

*	Director and Executive Chairman of the Board	April 24, 2020
Michael J. Valentino

*	Director	April 24, 2020
Gary Balkema

*	Director	April 24, 2020
Anthony Bartsh

*	Director	April 24, 2020
Robert Casale

*	Director	April 24, 2020
Kirk Calhoun

*	Director	April 24, 2020
John W. Hadden II

* By /s/ Rita O’Connor
Rita O’Connor, Attorney-in-fact