Form 10-Q
period 2020-03-31
PLx Pharma Inc.
filed 2020-05-15
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

Registrant’s telephone number, including area code (973) 409-6541

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

As of May 12, 2020, there were 9,156,260 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION	5

Item 1.	Unaudited Consolidated Financial Statements	5

	Unaudited Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	5

	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	6

	Unaudited Consolidated Statements of Series A Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2020 and 2019	7

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II -	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	24

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and service marks, including:

●	PLX®

●	PLXPHARMA®

●	PLXGUARD™

●	VAZALORE™

●	™

● ●	First Liquid-Filled Aspirin capsules™

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,286,571	$14,001,304
Accounts receivable	2,523	18,683
Prepaid expenses and other current assets	248,597	263,268
Deferred financing costs	43,518	-
TOTAL CURRENT ASSETS	9,581,209	14,283,255
NON-CURRENT ASSETS
Property and equipment, net	1,437,324	1,466,646
Right of use assets	548,089	618,158
Goodwill	2,061,022	2,061,022
Security deposit	73,665	73,665
TOTAL ASSETS	$13,701,309	$18,502,746

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$761,588	$928,921
Accrued bonuses	317,634	1,166,821
Accrued interest	557,643	34,964
Current portion of term loan, net of discount and fees	3,377,855	3,658,121
Other current liabilities	319,835	304,603
TOTAL CURRENT LIABILITIES	5,334,555	6,093,430
NON-CURRENT LIABILITIES
Accrued interest, net of current portion	-	501,826
Term loan, net of discount, fees and current portion	-	622,265
Warrant liability	3,648,426	8,247,679
Accrued dividends	1,378,788	1,058,498
Other liabilities	321,590	409,431
TOTAL LIABILITIES	10,683,359	16,933,129

Commitments and contingencies

Series A convertible preferred stock: $0.001 par value; liquidation value of $16,378,788 and $16,058,498, respectively; 45,000 shares designated, 15,000 shares issued and outstanding	13,661,578	13,661,578

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 955,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 9,156,260 shares issued and outstanding	9,156	9,156
Additional paid-in capital	74,789,293	74,837,046
Accumulated deficit	(85,442,077)	(86,938,163)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,643,628)	(12,091,961)
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,701,309	$18,502,746

 See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
REVENUES:
Federal grant	$2,523	$317,560
TOTAL REVENUES	2,523	317,560

OPERATING EXPENSES:
Research and development	513,914	992,704
General and administrative	2,493,251	2,244,160
TOTAL OPERATING EXPENSES	3,007,165	3,236,864
OPERATING LOSS	(3,004,642)	(2,919,304)

OTHER INCOME (EXPENSE):
Interest income	47,303	82,350
Interest and other expense	(145,828)	(294,862)
Change in fair value of warrant liability	4,599,253	(7,726,935)
TOTAL OTHER INCOME (EXPENSE)	4,500,728	(7,939,447)
INCOME (LOSS) BEFORE INCOME TAXES	1,496,086	(10,858,751)
Income taxes	-	-
NET INCOME (LOSS)	$1,496,086	$(10,858,751)

Preferred dividends and beneficial conversion feature	(320,290)	(12,820,526)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,175,796	$(23,679,277)

Net income (loss) per common share - basic	$0.08	$(2.71)
Net income (loss) per common share - diluted	$0.08	$(2.71)

Weighted average shares of common shares - basic	9,156,260	8,750,543
Weighted average shares of common shares - diluted	9,216,667	8,750,543

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2020 and 2019

	Temporary Equity		Permanent Equity
	Series A Redeemable Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	15,000	$13,661,578	9,156,260	$9,156	$74,837,046	$(86,938,163)	$(12,091,961)

Stock-based compensation expense					272,537		272,537
Series A Preferred - declared dividends					(320,290)		(320,290)
Net income						1,496,086	1,496,086

Balance at March 31, 2020	15,000	$13,661,578	9,156,260	$9,156	$74,789,293	$(85,442,077)	$(10,643,628)

Balance at December 31, 2018	-	$-	8,743,950	$8,744	$72,871,317	$(66,435,768)	$6,444,293

Stock-based compensation expense					66,232		66,232
Issuance of Series A Preferred Stock, net of issuance costs	15,000	13,661,578					-
Series A Preferred - beneficial conversion feature at issuance					12,692,308		12,692,308
Series A Preferred - conversion feature deemed dividend					(12,692,308)		(12,692,308)
Common shares issued to vendor			8,228	8	22,492		22,500
Series A Preferred - declared dividends					(128,218)		(128,218)
Net loss						(10,858,751)	(10,858,751)

Balance at March 31, 2019	15,000	$13,661,578	8,752,178	$8,752	$72,831,823	$(77,294,519)	$(4,453,944)

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,496,086	$(10,858,751)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,668	55,569
Stock-based compensation	272,537	66,232
Amortization of debt discounts and issuance costs	34,969	63,375
Change in fair value of warrant liability	(4,599,253)	7,726,935
Changes in operating assets and liabilities:
Accounts receivable	16,160	2,275
Prepaid expenses and other assets	14,671	114,133
Right of use assets	70,069	-
Accounts payable and accrued liabilities	(210,851)	81,955
Accrued bonuses	(849,187)	(574,596)
Accrued interest	20,853	54,351
Other current and long-term liabilities	(72,609)	(5,146)
Net cash used in operating activities	(3,774,887)	(3,273,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,346)	(6,891)
Net cash used in investing activities	(2,346)	(6,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of convertible Series A preferred stock	-	13,661,578
Repayments of term loan	(937,500)	(312,500)
Net cash (used in) provided by financing activities	(937,500)	13,349,078

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,714,733)	10,068,519
Cash and cash equivalents, beginning of period	14,001,304	14,250,267
Cash and cash equivalents, end of period	$9,286,571	$24,318,786

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$90,006	$177,136

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Deferred financing costs included in accounts payable and accrued liabilities	$43,518	$44,697
Preferred stock beneficial conversion feature and dividends	$320,290	$12,820,526
Value of common shares issued to vendor for services	$-	$22,500

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1.  BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc., together with its subsidiary PLx Opco Inc., is a late-stage startup specialty pharmaceutical company focusing initially on commercializing two patent-protected lead products: VAZALORE TM 325 mg and VAZALORE TM 81 mg (referred to together as “VAZALORE”). VAZALORE 325 mg is approved by the U.S. Food and Drug Administration (“FDA”) for over-the-counter distribution and is the first ever liquid-filled aspirin capsule.

NOTE 2.  LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company has not generated any revenue from sale of products and has incurred operating losses in each year since it commenced operations.  As of March 31,2020, the Company had an accumulated deficit of $85.4 million.  The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the development and commercialization of VAZALORE. These expenses include discretionary pre-commercial marketing spending and the required costs for the bioequivalence study for the sNDA for VAZALORE.  However, based on the Company’s expected operating cash requirements, the Company believes its cash on hand at March 31, 2020 in addition to the gross proceeds from the sale of Series B Convertible Preferred Stock to certain investors pursuant to a March 2020 purchase agreement is adequate to fund obligations for at least twelve months from the date that these financial statements were issued.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2019 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019.

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, PLx Opco Inc. and PLx Chile SpA. All significant intercompany balances and transactions have been eliminated within the consolidated financial statements. The Company dissolved its subsidiary, PLx Chile SpA, in March 2020. The Company operates in one business segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining the fair value of warrant liabilities and other financial instruments, stock-based compensation, contingent liabilities, the fair value and depreciable lives of long-lived tangible and intangible assets, and deferred taxes and the associated valuation allowance. Actual results could differ from those estimates.

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

In response to COVID-19, the Company implemented remote working and has not experienced a disruption or delay in the development of VAZALORE.  However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic.

The Company has not experienced any negative impact on the March 31, 2020 unaudited interim consolidated financial statements related to COVID-19.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of March 31, 2020, the Company had cash and cash equivalents of $9.3 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of March 31, 2020 and December 31, 2019 was comprised of raw materials for the manufacture of VAZALORE. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was $0.5 million as of March 31, 2020 and December 31, 2019, resulting in net inventory of zero for both periods.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the term loan approximates its face value of $3.4 million based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 7.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in leased assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of March 31, 2020, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the three months ended March 31, 2020 and 2019.

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

The Company’s current sole revenue arrangement is a cost-reimbursable federal grant with the National Institutes of Health. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $2,523 and $317,560 of revenue under this arrangement during the three months ended March 31, 2020 and 2019, respectively.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any contract assets or liabilities as of March 31, 2020 and December 31, 2019.

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

Stock-Based Compensation

The Company recognizes expense in its consolidated statements of operations for the fair value of all stock-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company accounts for forfeitures as they occur.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For periods of net income, diluted earnings per share is computed using the more dilutive of the “two class method” or the “treasury method.” Dilutive earnings per share under the “two class method” is calculated by dividing net income available to common stockholders as adjusted for the participating impacts of the Series A Preferred Stock, by the weighted-average number of shares outstanding plus the dilutive impact of all other potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock using the if-converted method. For the three months ended March 31, 2020, the “two class method” was more dilutive.

The Company has calculated basic and diluted earnings per share for the three months ended March 31, 2020 as follows:

	Basic earnings	Diluted earnings
	per share	per share
Net income	$1,496,086	$1,496,086

Preferred stock dividends	(320,290)	(320,290)
Impact of participation rights	(479,236)	(479,236)

Net income available for common shares	$696,560	$696,560

Weighted average outstanding common shares	9,156,260	9,156,260

Impact of stock options	-	60,407

Weighted average outstanding common shares	9,156,260	9,216,667

Earnings per share	$0.08	$0.08

Due to net losses, none of the potential dilutive securities had a dilutive impact during the three months ended March 31, 2019.

The number of anti-dilutive shares for the three months ending March 31, 2020 and 2019 consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) convertible preferred stock which have been excluded from the computation of diluted income per share, was 11,155,767 and 10,365,446 shares, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 7.25% at March 31, 2020), with interest payable monthly. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021.

The Company may elect to prepay the Term Loan Facility prior to the maturity date subject to defined prepayment fees. The Term Loan Facility includes a final payment fee equal to 8.0% of the original principal amount, which is being accrued using the effective interest method over the term.

The Term Loan Facility is collateralized by substantially all of the Company’s assets, contains certain restrictive covenants, and contains customary events of default. Upon the occurrence of an event of default, all amounts owed by the Company would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB.

In connection with entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share. The warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

As of March 31, 2020 and December 31, 2019, $3.4 million and $4.4 million of the Term Loan was outstanding, respectively, and was presented in the accompanying consolidated balance sheets net of current unamortized discounts and issuance costs of $59,645 and $94,614, respectively. Total interest expense recognized for the three months ended March 31, 2020 and 2019 was $145,828 and $294,862, respectively.

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock

Equity Distribution Agreement

In March 2019, the Company entered into an equity distribution agreement with JMP Securities, Inc. (“JMP”). Pursuant to the terms of the agreement, the Company may sell from time to time, at its option, shares of the Company’s common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million. Any sales of shares pursuant to the agreement will be made under the Company’s effective “shelf” registration statement, which allows it to sell debt or equity securities in one or more offerings up to a total public offering price of $75 million.  In 2019, the Company issued 398,709 shares under the agreement generating gross proceeds of $2.3 million and net proceeds of $2.1 million after deducting legal and commission costs. As of March 31, 2020, approximately $10.2 million remained available under the agreement.

Convertible Preferred Stock

Series A Preferred Stock

In December 2018, the Company entered into a purchase agreement with certain accredited investors for the private placement of $15.0 million of Series A Preferred Stock pending stockholders' approval, which approval was subsequently obtained on February 19, 2019. Accordingly, the Company completed the private placement on February 20, 2019, raising $15.0 million through the issuance of 15,000 shares of Series A Preferred Stock. The Series A Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $2.60 per share, subject to certain adjustments. Holders of the Series A Preferred Stock are entitled to an initial dividend rate of 8.0% per annum, which will stop accruing on the date of the FDA’s approval of the supplemental sNDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends are compounded quarterly and payable in cash or shares of Series A Preferred Stock at the Company’s option. The Series A Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. As a result of the excess value of the Company’s common stock on the issuance date over the conversion price of the Series A Preferred Stock, a beneficial conversion feature in the amount of $12.7 million was bifurcated from the host instrument and accounted for separately as an increase in additional paid-in capital in equity, and resulted in a deemed dividend during the three months ended March 31, 2019 of $12.7 million which was accounted for as a decrease in additional paid-in capital in equity due to the Company’s accumulated deficit position. At March 31, 2020, the carrying value of the temporary equity was $13.7 million, net of $1.3 million in offering costs.

The Company recognized $320,290 (or $21.35 per share of Series A Preferred Stock) and $128,218 (or $8.55 per share of Series A Preferred Stock) of total dividends on the Series A Preferred Stock during the three months ended March 31, 2020 and 2019, respectively. No dividends were recognized on common stock during any of the periods presented.

Series B Private Placement

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

Warrants

In June 2017, the Company issued stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term and are liability classified due the holders’ right to require the Company to repurchase the warrants for cash upon certain deferred fundamental transactions. See Note 7 for the fair value measurement of the warrant liability.

In connection with the entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (see Note 4). These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

Stock Options

Following is a summary of option activities for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,666,797	$13.96	7.22	$91,475
Granted	554,000	$2.16
Exercised, cancelled or forfeited	(8,750)	$90.80
Outstanding, March 31, 2020	2,212,047	$10.70	7.75	$49,860

Exercisable, March 31, 2020	1,125,147	$17.35	6.16	$49,860

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. There are 1,250,000 shares authorized to be issued pursuant to the 2018 Plan, of which 44,650 shares are available for issuance under the 2018 Plan.

The Company granted 554,000 options during the three months ended March 31, 2020 with an aggregate fair value of approximately $0.8 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 0.67%, (2) expected life of 6.0 years, (3) expected volatility of 82%, and (4) zero expected dividends.

As of March 31, 2020, the Company had $2.7 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.2 years.

During the three months ended March 31, 2020 and 2019, the Company recorded $272,537 and $66,232, respectively, in total stock-based compensation expense related to the stock options and stock bonuses. Substantially all stock-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring on July 31, 2021, October 3, 2021, and June 30, 2024. The office leases require the Company to pay for its portion of taxes, maintenance and insurance. Rental expense under these agreements was $87,601 and $90,344 for the three months ended March 31, 2020 and 2019, respectively.

All the Company’s existing leases as of March 31, 2020 are classified as operating leases. As of March 31, 2020, the Company has five operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2024 and a weighted average remaining lease term of 2.7 years. Many of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability is approximately 9.5%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income, for the three months ended March 31, 2020 consisted of the following:

Operating lease cost	$87,601
Sublease income	(61,759)
Total lease costs	$25,842

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:

2020	$268,008
2021	262,850
2022	60,819
2023	60,264
2024	30,132
Total	682,073

Discount factor	(74,856)
Lease liability	607,217
Current lease liability	(319,835)
Non-current lease liability	$287,382

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

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $1,640 and $25,000 related to the University in the three months ended March 31, 2020 and 2019, respectively.

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

The stock purchase warrants issued in June 2017 contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at March 31, 2020 include: (1) the Company stock price of $2.25, (2) the risk-free rate of 0.56%, (3) remaining expected life of 7.2 years, and (4) expected volatility of 87%.

The Series A Preferred Stock contains a contingent put option and, accordingly, the Company considered it to be a liability and accounted for it at fair value using Level 3 inputs. The Company determined the fair value of this liability was de minimis at issuance and as of March 31, 2020 due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020:

Description	Balance at December 31, 2019	Established in 2020	Change in Fair Value	Balance at March 31, 2020

Warrant liability	$8,247,679	$-	$(4,599,253)	$3,648,426

The following table identifies the carrying amounts of such liabilities at March 31, 2020 and December 31, 2019:

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$3,648,426	$3,648,426
Balance at March 31, 2020	$-	$-	$3,648,426	$3,648,426

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$8,247,679	$8,247,679
Balance at December 31, 2019	$-	$-	$8,247,679	$8,247,679

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the three months ended March 31, 2020 and 2019.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (March 31, 2020), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three months ended March 31, 2020 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2020. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.

Overview

We are a late-stage specialty pharmaceutical company focused on developing our clinically-validated and patent-protected PLxGuard delivery system to provide more effective and safer products. Our PLxGuard delivery system works by targeting the release of active pharmaceutical ingredients to various portions of the gastrointestinal (“GI”) tract. We believe this has the potential to improve the absorption of many drugs currently on the market or in development, and reduce the risk of stomach erosions, ulcers and bleeding associated with aspirin and ibuprofen, and potentially other drugs.

The U.S. Food and Drug Administration (the “FDA”) approved our lead product, VAZALORE 325 mg, which is a novel formulation of aspirin using the PLxGuard delivery system intended to provide better antiplatelet effectiveness for vascular disease prevention and treatment as compared to the current standard of care, enteric-coated aspirin, and significantly reduce gastric side effects as compared with immediate-release aspirin. VAZALORE 325 mg (formerly PL2200 Aspirin 325 mg and Aspertec 325 mg) was originally approved under the drug name aspirin, and the proprietary name ‘VAZALORE’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation, VAZALORE 81 mg, is in late-stage development and will be the subject of a supplemental New Drug Application (“sNDA”), leveraging the already approved status of VAZALORE 325 mg. We are focused on collecting the data, including initiating a bioequivalence study, required for post-approval manufacturing changes which will be included in the sNDA filing for VAZALORE 325 mg and to support approval of low dose VAZALORE 81 mg. The Company will be able to better assess the timing of its product launch once the sNDA filings have been submitted. The timing of the sNDA filings may be impacted by COVID-19 by impeding the ability to enroll patients in the bioequivalence study.

Our commercialization strategy will target both the over-the-counter (“OTC”) and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of VAZALORE 325 mg and anticipated approval for VAZALORE 81 mg for OTC and prescription use when recommended by physicians for vascular disease treatment and prevention. Given our clinical demonstration of better antiplatelet efficacy (as compared with enteric-coated aspirin) and better GI tolerability, we intend to market VAZALORE to the healthcare professional and the consumer through several marketing channels including a physician-directed sales force. Our product pipeline also includes other oral nonsteroidal anti-inflammatory drugs (“NSAIDs”) using the PLxGuard delivery system that may be developed, including a clinical-stage, GI-safer ibuprofen, PL1200 Ibuprofen 200 mg, for pain and inflammation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, determining and liabilities acquired in business combinations, the fair value of warrant liabilities and other financial instruments, stock-based compensation, contingent liabilities, the fair value and depreciable lives of long-lived tangible and intangible assets, and deferred taxes and the associated valuation allowance. Actual results could differ from those estimates.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrants are recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the Company’s term loan approximates its face value of $3.4 million based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

Total revenues were $2,523 for the three months ended March 31, 2020, compared to revenues of $317,560 for the three months ended March 31, 2019. Revenue in both the 2020 and 2019 periods is attributable to work performed under a federal grant from the National Institutes of Health which will be coming to an end in the second quarter of 2020.

Operating Expenses

Total operating expenses were approximately $3.0 million during the three months ended March 31, 2020, a 7% decrease from operating expenses of approximately $3.2 million in the comparable period in 2019. Operating expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Operating Expenses
Research and development expenses	$513,914	$992,704	$(478,790)	(48)%
General and administrative expenses	2,493,251	2,244,160	249,091	11%
Total operating expenses	$3,007,165	$3,236,864	$229,699	(7)%

Research and Development Expenses

Research and development expenses totaled approximately $0.5 million in the three months ended March 31, 2020 and $1.0 million in the prior year period. The decrease reflects lower reimbursable grant expenses combined with reduced spending on manufacturing-related activities for VAZALORE.

General and Administrative Expenses

General and administrative expenses totaled approximately $2.5 million in the three months ended March 31, 2020, compared to $2.2 million in the prior year period. The increase is primarily due to pre-commercial related activities for VAZALORE and increased stock-based compensation.

Other income (expense), net

Other income (expense), net totaled approximately $4.5 million of net other income in the three months ended March 31, 2020, compared to $7.9 million of net other expense in the prior year period. The change is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($4.6 million of other income in the three months ended March 31, 2020, compared to $7.7 million of other expense in the comparable 2019 period).

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(3,774,887)	$(3,273,668)
Net cash used in investing activities	$(2,346)	$(6,891)
Net cash (used in) provided by financing activities	$(937,500)	$13,349,078

Net Cash Used in Operating Activities

Net cash used in operating activities of $3.8 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively, is due to the increase in the settlement of year-end liabilities primarily for manufacturing, pre-commercial marketing and patent related costs.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $2,346 and $6,891 in the three months ended March 31, 2020 and 2019, respectively, reflects the purchase of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities totaled $0.9 million in the three months ended March 31, 2020 reflects debt repayment.

Net cash provided by financing activities totaled approximately $13.3 million in the three months ended March 31, 2019. Financing activities in the 2019 period consisted of $13.7 million of Series A Convertible Preferred Stock (“Series A Preferred Stock”) proceeds, offset by $0.3 million of debt repayment.

Future Liquidity and Capital Needs

As of March 31, 2020, we had working capital of approximately $4.2 million, including cash and cash equivalents of $9.3 million.  In March 2019, we entered into the Equity Distribution Agreement with JMP Securities, Inc (“JMP”) to issue and sell shares of our common stock, having an aggregate offering price of up to $12.5 million, from time to time during the term of the Equity Distribution Agreement, through an “at-the-market” equity offering program at our sole discretion, under which JMP will act as our agent. At March 31, 2020, we had approximately $10.2 million available under this facility. In addition, in March 2020 we entered into a purchase agreement with certain investors, including funds affiliated with Park West Asset Management LLC and an affiliate of MSD Partners, L.P., pursuant to which the Company has agreed to issue 8,000 shares of Series B Convertible Preferred Stock for gross proceeds of $8.0 million (the "Series B Private Placement").  The closing of the Series B Private Placement is contingent on the Company obtaining stockholder approval. Based on the Company’s expected operating cash requirements, we believe our cash on-hand at March 31, 2020, in addition to the $8.0 million gross proceeds from the Series B Private Placement, is adequate to fund operations for at least twelve months from the date that these financial statements were issued.

We have not generated any revenue from the sale of products and have incurred operating losses in each year since we commenced operations. As of March 31, 2020, we had an accumulated deficit of $85.4 million. We expect to continue to incur significant operating expenses and operating losses for the foreseeable future as we continue the development and commercialization of VAZALORE. These expenses include discretionary pre-commercial marketing spending and the required costs for the bioequivalence study for the sNDA for VAZALORE. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We anticipate that we will need to obtain substantial additional financing in the future, in addition to the proceeds from the Series B Private Placement and the “at-the-market” program, to fund our future operations. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations.

Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no understandings, commitments or agreements relating to any of these types of transactions. If we are unable to raise additional funds when needed, we may be required to sell or license our technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves. Without additional funding or, alternatively, a partner willing to collaborate and fund development, we will be unable to continue development of PL1200 Ibuprofen or any other development-stage products in our pipeline.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We have not and do not expect to experience any negative impact on our ability to maintain internal controls during stay-at-home mandates related to COVID-19.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2019, under the heading “Part I – Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K, as amended, except for the following:

The novel coronavirus (COVID-19) global pandemic could adversely impact our business, including our supply chain and bioequivalence study.

As a result of the recent outbreak of novel COVID-19, we may experience disruptions that could impact our supply chain, delay our current or future bioequivalence study and the FDA approval of VAZALORE. For example, COVID-19 has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions. To the extent our suppliers, contract manufacturer, and contract research organization are unable to comply with their obligations under our agreements with them, our ability to continue advancing the development and manufacturing of VAZALORE may become impaired. COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic.

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

PLX PHARMA INC.

Date: May 15, 2020	/s/ Natasha Giordano
By: Natasha Giordano Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor Title: Chief Financial Officer
(Principal Financial and Accounting Officer)