Form 10-Q
period 2020-06-30
PLx Pharma Inc.
filed 2020-08-14
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2020

For the Quarterly Period Ended June 30, 2020

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 001-36351

Commission File Number 001-36351

PLx Pharma Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4995704
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9 Fishers Lane, Suite E Sparta, NJ	07871
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 409-6541

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	PXP	The NASDAQ Capital Market

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of August 11, 2020, there were 9,156,260 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION		5

Item 1.	Unaudited Consolidated Financial Statements		5

	Unaudited Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019		5

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019		6

	Unaudited Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2020 and 2019		7

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019		8

	Notes to Unaudited Consolidated Financial Statements		9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		23

Item 4.	Controls and Procedures		23

PART II -	OTHER INFORMATION		24

Item 1.	Legal Proceedings		24

Item1A.	Risk Factors		24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3.	Defaults Upon Senior Securities		24

Item 4.	Mine Safety Disclosure		24

Item 5.	Other Information		24

Item 6.	Exhibits		24

	Signatures		26

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to bring our lead product candidates, VAZALORE 81 mg and 325 mg, to market-readiness;
●	our ability to maintain regulatory approval of VAZALORE 325 mg or obtain and maintain regulatory approval of VAZALORE 81 mg and any future product candidates;
●	the benefits of the use of VAZALORE;
●	the projected dollar amounts of future sales of products using the PLxGuard technology providing more effective and safer products;
●	our ability to successfully commercialize our VAZALORE products, or any future product candidates;
●	the rate and degree of market acceptance of our VAZALORE products or any future product candidates;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to scale up manufacturing of our VAZALORE products to commercial scale;
●	our ability to successfully build a specialty sales force and commercial infrastructure or collaborate with a firm that has these capabilities;
●	our ability to compete with companies currently producing NSAIDs and other products;
●	our reliance on third parties to conduct our clinical studies;
●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;
●	our reliance on our collaboration partners’ performance over which we do not have control;
●	our ability to retain and recruit key personnel, including development of a sales and marketing function;
●	our ability to obtain and maintain intellectual property protection for our VAZALORE products or any future product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
●	our ability to identify, develop, acquire and in-license new products and product candidates;
●

our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations, including but not limited to any milestone payments or royalties;

●	legal, political, judicial and regulatory changes;
●	our financial performance; and
●	developments and projections relating to our competitors or our industry.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PLx Pharma Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,257,204	$14,001,304
Accounts receivable	-	18,683
Inventory, net	143,380	-
Prepaid expenses and other current assets	363,539	263,268
TOTAL CURRENT ASSETS	13,764,123	14,283,255
NON-CURRENT ASSETS
Property and equipment, net	1,401,939	1,466,646
Right of use assets	476,268	618,158
Goodwill	2,061,022	2,061,022
Security deposit	73,665	73,665
TOTAL ASSETS	$17,777,017	$18,502,746

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,299,611	$928,921
Accrued bonuses	492,296	1,166,821
Accrued interest	575,822	34,964
Current portion of term loan, net of discount and fees	2,467,372	3,658,121
Other current liabilities	335,467	304,603
TOTAL CURRENT LIABILITIES	5,170,568	6,093,430
NON-CURRENT LIABILITIES
Accrued interest, net of current portion	-	501,826
Term loan, net of discount, fees and current portion	-	622,265
Warrant liability	5,577,269	8,247,679
Accrued dividends	1,786,123	1,058,498
Other liabilities	230,449	409,431
TOTAL LIABILITIES	12,764,409	16,933,129

Commitments and contingencies

Series A convertible preferred stock: $0.001 par value; liquidation value of $16,705,466; 45,000 shares authorized, 15,000 issued and outstanding	13,661,578	13,661,578

Series B convertible preferred stock: $0.001 par value; liquidation value of $8,080,657; 25,000 shares authorized, 8,000 and 0 issued and outstanding	7,731,379	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 9,156,260 shares issued and outstanding	9,156	9,156
Additional paid-in capital	74,651,536	74,837,046
Accumulated deficit	(91,041,041)	(86,938,163)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16,380,349)	(12,091,961)
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,777,017	$18,502,746

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Federal grant	$27,907	$182,905	$30,430	$500,465
TOTAL REVENUES	27,907	182,905	30,430	500,465

OPERATING EXPENSES:
Research and development	1,394,881	1,598,884	1,908,795	2,591,588
General and administrative	2,207,164	2,433,200	4,700,415	4,677,360
TOTAL OPERATING EXPENSES	3,602,045	4,032,084	6,609,210	7,268,948
OPERATING LOSS	(3,574,138)	(3,849,179)	(6,578,780)	(6,768,483)

OTHER INCOME (EXPENSE):
Interest income	8,688	135,092	55,991	217,442
Interest and other expense	(104,671)	(280,232)	(250,499)	(575,094)
Change in fair value of warrant liability	(1,928,843)	(5,352,977)	2,670,410	(13,079,912)
TOTAL OTHER INCOME (EXPENSE)	(2,024,826)	(5,498,117)	2,475,902	(13,437,564)
LOSS BEFORE INCOME TAXES	(5,598,964)	(9,347,296)	(4,102,878)	(20,206,047)
Income taxes	-	-	-	-
NET LOSS	(5,598,964)	(9,347,296)	(4,102,878)	(20,206,047)

Preferred dividends and beneficial conversion feature	(407,335)	(301,735)	(727,625)	(13,122,261)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,006,299)	$(9,649,031)	$(4,830,503)	$(33,328,308)

Net loss per common share - basic	$(0.66)	$(1.10)	$(0.53)	$(3.80)
Net loss per common share - diluted	$(0.66)	$(1.10)	$(0.53)	$(3.80)

Weighted average shares of common shares - basic	9,156,260	8,779,909	9,156,260	8,779,096
Weighted average shares of common shares - diluted	9,156,260	8,779,909	9,156,260	8,779,096

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2019	15,000	$13,661,578	-	$-	9,156,260	$9,156	$74,837,046	$(86,938,163)	$(12,091,961)

Stock-based compensation expense							272,537		272,537
Series A Preferred - declared dividends							(320,290)		(320,290)
Net income								1,496,086	1,496,086

Balance at March 31, 2020	15,000	13,661,578	-	-	9,156,260	9,156	74,789,293	(85,442,077)	(10,643,628)

Stock-based compensation expense							269,578		269,578
Issuance of Series B Preferred Stock, net of issuance costs			8,000	7,731,379					-
Series A Preferred - declared dividends							(326,678)		(326,678)
Series B Preferred - declared dividends							(80,657)		(80,657)
Net loss								(5,598,964)	(5,598,964)

Balance at June 30, 2020	15,000	$13,661,578	8,000	$7,731,379	9,156,260	$9,156	$74,651,536	$(91,041,041)	$(16,380,349)

Balance at December 31, 2018	-	$-		$-	8,743,950	$8,744	$72,871,317	$(66,435,768)	$6,444,293

Stock-based compensation expense							66,232		66,232
Issuance of Series A Preferred Stock, net of issuance costs	15,000	13,661,578							-
Series A Preferred - beneficial conversion feature at issuance							12,692,308		12,692,308
Series A Preferred - conversion feature deemed dividend							(12,692,308)		(12,692,308)
Common shares issued to vendor					8,228	8	22,492		22,500
Series A Preferred - declared dividends							(128,218)		(128,218)
Net loss								(10,858,751)	(10,858,751)

Balance at March 31, 2019	15,000	13,661,578	-	-	8,752,178	8,752	72,831,823	(77,294,519)	(4,453,944)

Stock-based compensation expense							276,505		276,505
Common shares issued to vendor					4,218	4	22,496		22,500
Common shares issued, net of issuance costs					114,973	115	462,787		462,902
Series A Preferred - declared dividends							(301,735)		(301,735)
Net loss								(9,347,296)	(9,347,296)

Balance at June 30, 2019	15,000	$13,661,578	-	$-	8,871,369	$8,871	$73,291,876	$(86,641,815)	$(13,341,068)

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,102,878)	$(20,206,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,707	95,132
Stock-based compensation	542,115	342,737
Amortization of debt discounts and issuance costs	61,986	121,771
Change in fair value of warrant liability	(2,670,410)	13,079,912
Loss on sale of property and equipment	-	12,398
Changes in operating assets and liabilities:
Accounts receivable	18,683	(175,498)
Inventory	(143,380)	-
Prepaid expenses and other assets	(100,271)	155,391
Right of use assets	141,890	137,581
Accounts payable and accrued liabilities	370,690	958,536
Accrued bonuses	(674,525)	(336,456)
Accrued interest	39,032	96,879
Other current and long-term liabilities	(148,118)	(148,990)
Net cash used in operating activities	(6,600,479)	(5,866,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(12,892)
Proceeds from sale of property and equipment	-	11,442
Net cash used in investing activities	-	(1,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(1,875,000)	(1,250,000)
Net proceeds from issuance of Series A convertible preferred stock	-	13,661,578
Net proceeds from issuance of Series B convertible preferred stock	7,731,379	-
Net proceeds from issuance of common stock	-	462,902
Net cash provided by financing activities	5,856,379	12,874,480

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(744,100)	7,006,376
Cash and cash equivalents, beginning of period	14,001,304	14,250,267
Cash and cash equivalents, end of period	$13,257,204	$21,256,643

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$149,481	$344,046

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$-	$76,031
Preferred stock beneficial conversion feature and dividends	$727,625	$13,122,261
Value of common shares issued to vendor for services	$-	$45,000

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL

STATEMENTS JUNE 30, 2020

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

NOTE 2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due. The Company has not generated any revenue from sale of products and has incurred operating losses in each year since it commenced operations. As of June 30, 2020, the Company had an accumulated deficit of $91 million. The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the development and commercialization of VAZALORE. These expenses include pre-commercial marketing spend which is discretionary and controllable as to the timing of the spending and the remaining required costs for the bioequivalence study for the sNDA for VAZALORE. As of June 30, 2020, the Company had working capital of $8.6 million, including cash and cash equivalents of $13.3 million. In March 2019, the Company entered into an equity distribution agreement (the" Equity Distribution Agreement") with JMP Securities, Inc (“JMP”) to issue and sell shares of its common stock, having an aggregate offering price of up to $12.5 million, from time to time during the term of the Equity Distribution Agreement, through an “at-the-market” equity offering program at the Company’s sole discretion, under which JMP will act as its agent. At June 30, 2020, the Company had $10.2 million available under this "at-the-market" program. Based on the Company’s expected obligated cash requirements, the Company believes its cash on hand at June 30, 2020 is adequate to fund its obligations for at least twelve months from the date that these financial statements were issued and mitigate the substantial doubt consideration.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2019 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019.

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

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

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

The Company has not experienced any negative impact on the June 30, 2020 unaudited interim consolidated financial statements related to COVID-19.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of June 30, 2020, the Company had cash and cash equivalents of $13.3 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of June 30, 2020 and December 31, 2019 was comprised of raw materials for the manufacture of VAZALORE. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was $0.3 million as of June 30, 2020 and December 31, 2019, resulting in net inventory of $0.1 million and $0 as of June 30, 2020 and December 31, 2019, respectively.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the term loan approximates its face value of $2.5 million based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 7.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in right of use assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of June 30, 2020, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the three and six months ended June 30, 2020 and 2019.

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

The Company’s current sole revenue arrangement is a cost-reimbursable federal grant with the National Institutes of Health. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $27,907 and $182,905 of revenue under this arrangement during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $30,430 and $500,465 of revenue under this arrangement during the six months ended June 30, 2020 and 2019, respectively.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any contract assets or liabilities as of June 30, 2020 and December 31, 2019.

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

Income (Loss) Per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Series A convertible preferred stock (the “Series A Preferred Stock”) and the Series B convertible preferred stock (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, collectively the “Preferred Stock”) contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the Preferred Stock and excludes the impact of those shares from the denominator.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For periods of net income, diluted earnings per share is computed using the more dilutive of the “two class method” or the “treasury method.” Dilutive earnings per share under the “two class method” is calculated by dividing net income available to common stockholders as adjusted for the participating impacts of the Preferred Stock, by the weighted-average number of shares outstanding plus the dilutive impact of all other potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted- average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock using the if-converted method.

Due to net losses, none of the potential dilutive securities had a dilutive impact during the three and six months ended June 30, 2020.

The number of anti-dilutive shares for the six months ended June 30, 2020 and 2019 consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) convertible preferred stock which have been excluded from the computation of diluted income per share, totaled 13,801,816 and 10,422,494 shares, respectively.

Recent Accounting Standards

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

The Term Loan Facility carries interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 7.25% at June 30, 2020), with interest payable monthly. All outstanding principal and accrued and unpaid interest under the Term Loan will be due and payable on February 9, 2021.

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

During the six months ended June 30, 2020 and 2019, the Company made principal Term Loan payments of $1.9 million and $1.3 million, respectively.  As of June 30, 2020, and December 31, 2019, $2.5 million and $4.4 million of the Term Loan was outstanding, respectively, and was presented in the accompanying consolidated balance sheets net of current unamortized discounts and issuance costs of $32,628 and $94,614, respectively. Total interest expense recognized for the three months ended June 30, 2020 and 2019 was $104,671 and $267,834, respectively. Total interest expense recognized for the six months ended June 30, 2020 and 2019 was $250,499 and $562,696, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

Equity Distribution Agreement

In March 2019, the Company entered into the Equity Distribution Agreement with JMP. Pursuant to the terms of the agreement, the Company may sell from time to time, at its option, shares of the Company’s common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million. Any sales of shares pursuant to the agreement will be made under the Company’s effective “shelf” registration statement, which allows it to sell debt or equity securities in one or more offerings up to a total public offering price of $75 million. In 2019, the Company issued 398,709 shares under the agreement generating gross proceeds of $2.3 million and net proceeds of $2.1 million after deducting legal and commission costs. There have been no issuances in 2020 under this agreement.  As of June 30, 2020, $10.2 million remained available under the agreement.

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

The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. As a result of the excess value of the Company’s common stock on the issuance date over the conversion price of the Series A Preferred Stock, a beneficial conversion feature in the amount of $12.7 million was bifurcated from the host instrument and accounted for separately as an increase in additional paid-in capital in equity, and resulted in a deemed dividend during the three months ended March 31, 2019 of $12.7 million which was accounted for as a decrease in additional paid-in capital in equity due to the Company’s accumulated deficit position. At June 30, 2020, the carrying value of the temporary equity was $13.7 million, net of $1.3 million in offering costs.

The Company recognized $326,678 (or $0.04 per share) and $646,968 (or $0.07 per share) of total dividends on the Series A Preferred Stock during the three and six months ended June 30, 2020, respectively. The Company recognized $301,735 (or $0.03 per share) and $429,953 (or $0.05 per share) of total dividends on the Series A Preferred Stock during the three and six months ended June 30, 2019, respectively.

Series B Preferred Stock

In March 2020, the Company entered into a purchase agreement with certain accredited investors for the private placement of $8.0 million of Series B Preferred Stock pending stockholders' approval, which approval was subsequently obtained on May 15, 2020. Accordingly, the Company completed the private placement on May 15, 2020, raising $8.0 million through the issuance of 8,000 shares of Series B Preferred Stock. The Series B Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $3.10 per share, subject to certain adjustments. Holders of the Series B Preferred Stock are entitled to an initial dividend rate of 8.0% per annum, which will stop accruing on the date of the FDA’s approval of the supplemental sNDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends are compounded quarterly and payable in cash or shares of Series B Preferred Stock at the Company’s option. The Series B Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

The Series B Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. At June 30, 2020, the carrying value of the temporary equity was $7.7 million, net of $0.3 million in offering costs.

The Company recognized $80,657 (or $0.01 per share) of total dividends on the Series B Preferred Stock during the three and six months ended June 30, 2020.

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

Stock Options

Following is a summary of stock option activities for the six months ended June 30, 2020:

		Weighted	Weighted Average Remaining
	Number of	Average Exercise	Contractual Term	Aggregate Intrinsic
	Options	Price	(in years)	Value
Outstanding, December 31, 2019	1,666,797	$13.96	7.22	$91,475
Granted	554,000	$2.16
Exercised, cancelled, or forfeited	(155,417)	$8.39
Outstanding, June 30, 2020	2,065,380	$11.21	7.23	$534,920

Exercisable, June 30, 2020	1,139,647	$17.19	5.63	$1,400

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. There are 1,250,000 shares authorized to be issued pursuant to the 2018 Plan, of which 144,650 shares are available for issuance under the 2018 Plan.

The Company granted 544,000 options during the six months ended June 30, 2020 with an aggregate fair value of $0.8 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 0.67%, (2) expected life of 6.0 years, (3) expected volatility of 82%, and (4) zero expected dividends.

As of June 30, 2020, the Company had $2.1 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.0 years.

During the three months ended June 30, 2020 and 2019, the Company recorded $269,578 and $276,505, respectively, in total stock-based compensation expense related to the stock options and stock bonuses. During the six months ended June 30, 2020 and 2019, the Company recorded $542,115 and $342,737, respectively, in total stock-based compensation expense related to the stock options and stock bonuses. Substantially all stock-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring on July 31, 2021, October 3, 2021, and June 30, 2024. The office leases require the Company to pay for its portion of taxes, maintenance, and insurance. Rental expense under these agreements was $87,601 and $94,137 for the three months ended June 30, 2020 and 2019, respectively. Rental expense under these agreements was $175,203 and $184,481 for the six months ended June 30, 2020 and 2019, respectively.

All the Company’s existing leases as of June 30, 2020 are classified as operating leases and have a weighted average remaining lease term of 2.2 years. Certain of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability is 9.5%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income, for the six months ended June 30, 2020 consisted of the following:
Operating lease cost	$175,203
Sublease income	(122,245)
Total lease costs	$52,958

A maturity analysis of the Company’s operating leases follows: Future undiscounted cash flows:
2020	$178,673
2021	262,850
2022	60,819
2023	60,264
2024	30,132
Total	592,738

Discount factor	(61,030)
Lease liability	531,708
Current lease liability	(335,467)
Non-current lease liability	$196,241

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

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $225,000 related to the University in the three months ended June 30, 2020 and 2019. The Company recognized total expenses of $226,640 and $250,000 related to the University in the six months ended June 30, 2020 and 2019, respectively.

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

The stock purchase warrants issued in June 2017 contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at June 30, 2020 include: (1) the Company stock price of $3.24, (2) the risk-free rate of 0.49%, (3) remaining expected life of 6.95 years, and (4) expected volatility of 88%.

The Series A Preferred Stock and the Series B Preferred Stock both contain a contingent put option and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of these liabilities was de minimis at issuance and as of June 30, 2020 due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2020:

Description	Balance at March 31, 2020	Established in 2020	Change in Fair Value	Balance at June 30, 2020

Warrant liability	$3,648,426	$-	$1,928,843	$5,577,269

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020:

Description	Balance at December 31, 2019	Established in 2020	Change in Fair Value	Balance at June 30, 2020

Warrant liability	$8,247,679	$-	$(2,670,410)	$5,577,269

The following table identifies the carrying amounts of such liabilities at June 30, 2020 and December 31, 2019:

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$5,577,269	$5,577,269
Balance at June 30, 2020	$-	$-	$5,577,269	$5,577,269

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$8,247,679	$8,247,679
Balance at December 31, 2019	$-	$-	$8,247,679	$8,247,679

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the three and six months ended June 30, 2020 and 2019.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiaries. The information contained herein is current as of the date of this Quarterly Report (June 30, 2020), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2020. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.

Overview

We are a late-stage specialty pharmaceutical company focused on developing our clinically-validated and patent-protected PLxGuard delivery system to provide more effective and safer products. Our PLxGuard delivery system works by targeting the release of active pharmaceutical ingredients to various portions of the gastrointestinal (“GI”) tract. We believe this has the potential to improve the absorption of many drugs currently on the market or in development, and reduce the risk of stomach erosions and ulcers associated with aspirin and ibuprofen, and potentially other drugs.

The U.S. Food and Drug Administration (the “FDA”) approved our lead product, VAZALORE 325 mg, which is a novel formulation of aspirin using the PLxGuard delivery system intended to provide faster, reliable and more predictable platelet inhibition for the treatment of vascular disease as compared to the current standard of care, enteric-coated aspirin, and significantly reduce the risk of stomach erosions and ulcers as compared with immediate-release aspirin common in an acute setting. VAZALORE 325 mg (formerly PL2200 Aspirin 325 mg and Aspertec 325 mg) was originally approved under the drug name aspirin, and the proprietary name ‘VAZALORE’ was granted subsequent to the FDA approval. A companion 81 mg dose of the same novel formulation, VAZALORE 81 mg, is in late-stage development and will be the subject of a supplemental New Drug Application (“sNDA”), leveraging the already approved status of VAZALORE 325 mg. We are focused on collecting the data, including results from a bioequivalence study, required for post-approval manufacturing changes which will be included in the sNDA filing for VAZALORE 325 mg and to support approval of low dose VAZALORE 81 mg.

Our commercialization strategy will target both the over-the-counter (“OTC”) and prescription markets, taking advantage of the existing OTC distribution channels for aspirin while leveraging the FDA approval of VAZALORE 325 mg and anticipated approval for VAZALORE 81 mg for use when recommended by physicians for treatment of vascular disease. Given our clinical demonstration of faster, reliable and more predictable platelet inhibition (as compared with enteric-coated aspirin) and fewer stomach erosions and ulcers (as compared with immediate-release aspirin) common in an acute setting. We intend to market VAZALORE to the healthcare professional and the consumer through several marketing channels including a physician-directed sales force. Our product pipeline also includes other oral nonsteroidal anti-inflammatory drugs (“NSAIDs”) using the PLxGuard delivery system that may be developed, including PL1200 Ibuprofen 200 mg, for pain and inflammation currently in clinical stage.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrants are recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the Company’s term loan (the "Term Loan") pursuant to its Loan and Security Agreement with Silicon Valley Bank ('SVB"), dated August 9, 2017, that provides for the Term Loan facility approximates its face value of $2.5 million based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates.

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with specific projects, manufacturing and regulatory activities, and include fees paid to various entities that perform research related services for the Company combined with reimbursable costs related to the federal grant with the National Institutes of Health.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

Total revenues were $27,907 for the three months ended June 30, 2020, compared to revenues of $182,905 for the three months ended June 30, 2019. Revenue in both the 2020 and 2019 periods is attributable to work performed under a federal grant from the National Institutes of Health ("NIH") which came to an end in the second quarter of 2020.

Operating Expenses

Total operating expenses were $3.6 million during the three months ended June 30, 2020, a 11% decrease from operating expenses of $4.0 million in the comparable period in 2019. Operating expenses for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Operating Expenses
Research and development expenses	$1,394,881	$1,598,884	$(204,003)	(13)%
General and administrative expenses	2,207,164	2,433,200	(226,036)	(9)%
Total operating expenses	$3,602,045	$4,032,084	$(430,039)	(11)%

Research and Development Expenses

Research and development expenses totaled $1.4 million in the three months ended June 30, 2020 and $1.6 million in the prior year period. The decrease is due to lower manufacturing-related activities for VAZALORE, as the prior year period included the manufacture of the registration batches. The decrease also reflects lower reimbursable grant expenses as the completion of the grant from the NIH came to an end in the second quarter of 2020. Higher clinical-related spending primarily for the bioequivalence study, partially offset this decrease.

General and Administrative Expenses

General and administrative expenses totaled $2.2 million in the three months ended June 30, 2020, compared to $2.4 million in the prior year period. The decrease primarily reflects lower compensation related expenses combined with reduced spending on conferences and related travel due to COVID-19 restrictions. These decreases were partially offset by higher pre-launch activities for VAZALORE.

Other income (expense), net

Other income (expense), net totaled $2.0 million and $5.5 million of net other expense in the three months ended June 30, 2020 and 2019, respectively. The decrease is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

Total revenues were $30,430 for the six months ended June 30, 2020, compared to revenues of $500,465 for the six months ended June 30, 2019. All revenue in both the 2020 and 2019 periods is attributable to work performed under an award of a NIH grant which came to an end in the second quarter of 2020.

Operating Expenses

Total operating expenses were approximately $6.6 million during the six months ended June 30, 2020, a 9% decrease from operating expenses of approximately $7.3 million in the comparable period in 2019. Operating expenses for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Operating Expenses
Research and development expenses	$1,908,795	$2,591,588	$(682,793)	(26)%
General and administrative expenses	4,700,415	4,677,360	23,055	0%
Total operating expenses	$6,609,210	$7,268,948	$(659,738)	(9)%

Research and Development Expenses

Research and development expenses totaled approximately $1.9 million in the six months ended June 30, 2020, compared to $2.6 million in the prior year period. The decrease is due to lower manufacturing-related activities for VAZALORE, as the prior year period included the manufacture of the registration batches. The decrease also reflected lower reimbursable grant expenses as the grant from the NIH came to an end in the second quarter of 2020. Higher clinical-related spending primarily for the bioequivalence study partially offset this decrease.

General and Administrative Expenses

General and administrative expenses totaled approximately $4.7 million in the six months ended June 30, 2020 and the prior year period. Lower expenses for compensation and reduced spending on conferences and related travel due to COVID-19 restrictions, were offset by higher spending on pre-launch activities.

Other income (expense), net

Other income (expense), net totaled approximately $2.5 million of net other income in the six months ended June 30, 2020, compared to $13.4 million of net other expense in the prior year period. The difference is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(6,600,479)	$(5,866,654)
Net cash used in investing activities	$-	$(1,450)
Net cash provided by financing activities	$5,856,379	$12,874,480

Net Cash Used in Operating Activities

Net cash used in operating activities of $6.6 million and $5.6 million for the six months ended June 30, 2020 and 2019, respectively, is due to the increase in the settlement of year-end liabilities primarily for manufacturing, pre-commercial marketing and patent related costs combined with higher purchases of raw material related inventory.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0 and $1,450 in the six months ended June 30, 2020 and 2019, respectively, reflects the purchase of property and equipment net of sale of equipment in the prior year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $5.9 million and $12.9 million in the six months ended June 30, 2020 and 2019, respectively, and reflects proceeds from the private placement of Series B Preferred Stock in the 2020 year, which was lower than the proceeds from the private placement of Series A Preferred Stock in the prior year. The current year also includes higher payments of the Term Loan as the prior year reflected two less payments due to the start of the payment amortization period.

Future Liquidity and Capital Needs

As of June 30, 2020, we had working capital of $8.6 million, including cash and cash equivalents of $13.3 million. In March 2019, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with JMP Securities, Inc (“JMP”) to issue and sell shares of our common stock, having an aggregate offering price of up to $12.5 million, from time to time during the term of the Equity Distribution Agreement, through an “at-the-market” equity offering program at our sole discretion, under which JMP will act as our agent. At June 30, 2020, we had $10.2 million available under this "at -the-market" program.

We have not generated any revenue from the sale of products and have incurred operating losses in each year since we commenced operations. As of June 30, 2020, we had an accumulated deficit of $91 million. We expect to continue to incur significant operating expenses and operating losses for the foreseeable future as we continue the development and commercialization of VAZALORE. These expenses include pre-commercial marketing spend which is discretionary and controllable as to the timing of the spending and the remaining required costs for the bioequivalence study for the sNDA for VAZALORE. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We will need to obtain significant additional financing in the future, in addition to the proceeds from the “at-the-market” program, to execute our commercialization plan. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations.

Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We currently have no understandings, commitments or agreements relating to any of these types of transactions. If we are unable to raise additional funds when needed, we may be required to sell or license our technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.  The Company believes its cash on hand at June 30, 2020 is adequate to fund its obligations for at least twelve months from the date that these financial statements were issued and mitigate the substantial doubt consideration.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We are party to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

The novel coronavirus ("COVID-19") global pandemic could adversely impact our business, including our supply chain and bioequivalence study.

As a result of the recent outbreak of novel COVID-19, we may experience disruptions that could impact our supply chain and the FDA approval of VAZALORE. For example, COVID-19 has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions. To the extent our suppliers, contract manufacturer, and contract research organization are unable to comply with their obligations under our agreements with them, our ability to continue advancing the development and manufacturing of VAZALORE may become impaired. COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic.

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

PLX PHARMA INC.

Date: August 14, 2020	/s/ Natasha Giordano
By: Natasha Giordano
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor
Title: Chief Financial Officer (Principal Financial and Accounting Officer)