Form 10-K
period 2020-12-31
PLx Pharma Inc.
filed 2021-03-12
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

As of June 28, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the NASDAQ Capital Market), excluding outstanding shares beneficially owned by directors and executive officers, was $29.7 million.

As of March 9, 2021, there were 21,786,633 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Information Regarding Forward-Looking Statements

This Form 10-K and certain information incorporated herein by reference may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative versions of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs that we believe to be reasonable as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” of this Form 10-K, which could cause our future operating results to differ materially from those set forth in any forward-looking statement. In light of these risks, uncertainties and assumptions, there can be no assurance that any such forward-looking events or circumstances included herein can be realized, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments. Forward-looking statements include, but are not limited to, statements about:

●	our ability to bring our lead product candidate, VAZALORE to market-readiness;

●	our ability to maintain regulatory approval of VAZALORE and any future product candidates;

●	the benefits of the use of VAZALORE;

●	the projected dollar amounts of future sales of established and novel gastrointestinal(“GI”)-safer technologies for non-steroidal anti-inflammatory drugs (“NSAIDs”) and other analgesics;

●	our ability to successfully commercialize our VAZALORE products, or any future product candidates;

●	the rate and degree of market acceptance of our VAZALORE products or any future product candidates;

●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our ability to scale up manufacturing of our VAZALORE products to commercial scale;

●	our ability to successfully build a specialty sales force and commercial infrastructure or collaborate with a firm that has these capabilities;

●	our ability to compete with companies currently producing GI-safer technologies for NSAIDs and other analgesics;

●	our reliance on third parties to conduct our clinical studies;

●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

●	our reliance on our collaboration partners’ performance over which we do not have control;

●	our ability to retain and recruit key personnel, including development of a sales and marketing function;

●	our ability to obtain and maintain intellectual property protection for our VAZALORE products or any future product candidates;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	our ability to identify, develop, acquire and in-license new products and product candidates;

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

Summary Risk Factors

Investing in our common stock involves a high degree of risk. We have described below a number of risk factors which, in addition to uncertainties, risks and other information presented elsewhere in this Form 10-K, including our consolidated financial statements and notes thereto, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below, as well as those presented elsewhere in this Form 10-K, should be considered carefully in evaluating the Company, our business and the value of our securities. These risks are more fully described in Part I, Item 1A. Risk Factors These risks include, among others, the following:

Risks Related to Our Business and Capital Requirements

●

We have not yet generated significant revenues, have a limited operating history, have incurred operating losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our operations or commercialization efforts.

●

We are substantially dependent on the success of our lead product candidate, VAZALORE. If we are unable to successfully commercialize VAZALORE or experience significant delays in doing so, our business could be materially harmed.

●

Serious adverse events, undesirable side effects or other unexpected properties of VAZALORE or any other product candidate may be identified after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

●

Even though VAZALORE has already obtained regulatory approval, it may never achieve market acceptance by physicians, patients, and others in the medical community necessary for commercial success and the market opportunity may be smaller than we estimate.

●	Our ability to market VAZALORE for long-term use may be hampered by lack of trial results demonstrating long-term GI-safety benefits.

●

For many new product candidates, we will rely on third parties to conduct our preclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our product candidates.

●	Clinical trials for future products may be delayed or prevented.

●

We will rely on third-party contract manufacturing organizations to manufacture and supply VAZALORE and other product candidates for us, as well as certain raw materials used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately, we may be required to incur significant delays and costs to find new suppliers or manufacturers.

●

We may be subject to costly product liability claims related to our products and product candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

Risks Related to Product Safety and Efficacy Issues

●	Our understanding of the safety and efficacy of VAZALORE could change as larger portions of the population begin using VAZALORE.

●	Adverse safety events involving our marketed products may have a negative impact on our business.

●	Our business will be highly dependent on professional and public reputation and perception, which may change, leading to volatile sales.

●	We must be able to adapt to changed circumstances and quickly update product labels, which could be costly or harm our reputation.

Risks Related to Intellectual Property

●

If we are unable to obtain and maintain sufficient intellectual property protection for VAZALORE or our future product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

●	If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

●

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

●	We may be involved in lawsuits to protect or enforce our intellectual property rights which could be expensive, time consuming and unsuccessful.

●	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Government Regulation

●

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining, or cause delays in obtaining, approvals for the commercialization of future product candidates, which will materially impair our ability to generate revenue.

●

We are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to restrictions, withdrawal from the market, or penalties if we fail to comply with applicable regulatory requirements or if we experience unanticipated problems with our product candidates, when and if approved.

●	Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

●	Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

●

We currently benefit from regulations that mandate full reimbursement without cost sharing for aspirin when prescribed by a health care provider. Changes to these regulations could significantly reduce reimbursement rates in a manner that negatively affects our sales.

Risks Related to Our Common Stock

●	The price of our common stock may be volatile.

●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

●	We may be at risk of securities class action litigation.

●	Raising additional capital may cause dilution to our existing stockholders or involve the issuance of securities with rights, preferences and privileges senior to those of holders of our common stock.

PART I

ITEM 1.  BUSINESS.

Overview

We are a specialty pharmaceutical company focused on our clinically-validated and patent-protected PLxGuardTM drug delivery platform designed to provide more effective and safer products. The PLxGuard drug delivery platform works by targeting the release of active pharmaceutical ingredients to various portions of the GI tract. We believe this platform has the potential to improve the absorption of many drugs currently on the market or in development, and to reduce the risk of stomach erosions and ulcers associated with certain drugs.

VAZALORE, available in two doses 325 mg and 81 mg, is approved by the U.S. Food and Drug Administration (“FDA”). VAZALORE is a novel formulation of aspirin clinically shown to provide fast, reliable and predictable platelet inhibition for patients with vascular disease and diabetic patients who may be candidates for aspirin therapy as compared to the current standard of care, enteric-coated aspirin. It is also clinically shown to reduce the risk of stomach erosions and ulcers as compared with immediate-release aspirin, after seven days of treatment.

Products and Strategy

Our commercialization strategy will target the over-the-counter (“OTC”) market, taking advantage of the existing distribution channels for aspirin. We intend to market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels.  Our product pipeline also includes other oral NSAIDs using the PLxGuard drug delivery platform that may be developed, including PL1200 Ibuprofen 200 mg and PL1200 Ibuprofen 400 mg, for pain and inflammation in Phase I clinical stage.

PLxGuard™ Delivery System

Our PLxGuard delivery system uses surface acting lipids, such as phospholipids and free fatty acids, to modify the physiochemical properties of various drugs with a targeted release to select portions of the GI tract. Unlike tablet or capsule polymer coating technologies (e.g., enteric coating), which rely solely on drug release based on pH differences in the GI tract, the PLxGuard delivery system utilizes both the differential pH in the GI tract and the presence of bile acid bicarbonate and pancreatic enzymes in the duodenum to target VAZALORE’s release. The PLxGuard drug delivery platform works by targeting the release of active pharmaceutical ingredients to various portions of the GI tract. We believe this platform has the potential to improve the absorption of many drugs currently on the market or in development, and to reduce the risk of stomach erosions and ulcers associated with certain drugs. This approach is intended to target the release of active pharmaceutical ingredients in the duodenum and decrease their exposure to the stomach, which is more susceptible to NSAID-induced bleeding and ulceration. The PLxGuard drug delivery is a platform technology that we believe may be useful in improving the absorption of many acid labile, corrosive, and insoluble or impermeable drugs.

We believe our PLxGuard drug delivery platform has the potential to improve many already-approved drugs and drugs in development because it may:

●	enhance the bioavailability and efficacy of the drug using our technology;

●	improve the GI tolerance of the drug;

●	provide new or extended patent protection for an already-approved or development-stage drug; and

●	utilize the 505(b)(2) New Drug Application (“NDA”) regulatory path, which may provide a faster and lower-cost FDA approval route when used with already-approved drugs.

The PLxGuard drug delivery platform with our novel formulations using aspirin and ibuprofen have undergone clinical and preclinical testing described below. Other existing or new drugs in development that may benefit from the PLxGuard drug delivery platform will be evaluated either by us or through collaboration agreements with other companies.

Product Pipeline

Our lead product, VAZALORE 325 mg, has been approved by the FDA for OTC distribution and is the first-ever FDA-approved liquid-filled aspirin capsule. In clinical trials in obese diabetic patients at risk for cardiovascular disease, VAZALORE 325 mg delivered fast, reliable and predictable platelet inhibition consistent with immediate release aspirin. VAZALORE 325 mg provided complete antiplatelet effect with a median time to 99% inhibition of serum Thromboxane B2 of two hours compared with 48 hours for enteric-coated aspirin after three days of treatment. This greater bioavailability translates into consistent and sustained antiplatelet benefits with twice as many patients achieving a complete antiplatelet response after 3 days treatment compared with enteric-coated aspirin. Near complete inhibition of serum Thromboxane B2 (>99%) is a clinically accepted marker for antiplatelet efficacy, which is sometimes referred to as aspirin response. The area under the curve (“AUC”) of plasma concentrations were VAZALORE 325 mg (2,523), immediate release aspirin (1,964) and enteric coated aspirin (456), thus absorption with VAZALORE was 5 times as high as enteric-coated aspirin. The fast and reliable platelet inhibition achieved with VAZALORE 325 mg may be particularly important in the hospital management of acute vascular events such as heart attacks and strokes where platelet inhibition is absolutely critical. VAZALORE 325 mg has also caused significantly fewer erosions and ulcers than immediate release aspirin after seven days of treatment. In clinical trials, VAZALORE resulted in 47% lower risk of erosions or ulcers with an NNT of five and 71% lower risk of ulcers with a number needed to treat (“NNT”) of eight. The lower risk for GI complications can have important benefits including better drug tolerance for the patients (less dyspepsia, bloating, etc.) and potentially less use of stomach acid reducers (antacids, proton pump inhibitors, etc.) in the acute setting. The reduction of adverse gastric events in the acute setting may also be particularly important in the hospital setting where patients with acute vascular events such as heart attacks and strokes are at very high risk for gastric erosions and ulcers due to the stress associated with the episode and the co-administration of other antiplatelet therapies that are standard components of the treatment protocols. Finally, the lower risk of erosions and ulcers after seven days of treatment as compared to immediate release aspirin may also be used to differentiate VAZALORE 325 mg from products intended for use in conditions associated with pain and inflammation, including other aspirin and NSAID products, although significant additional development and clinical testing will need to be performed.

VAZALORE 81 mg is our lower-dose companion product for VAZALORE 325 mg (the two dose forms are sometimes referred to in this Form 10-K together as “VAZALORE”). This product utilizes exactly the same formulation as the 325 mg product (except delivered in a capsule one quarter the size). SNDAs for VAZALORE 325 mg and VAZALORE 81 mg doses were approved by the FDA in February 2021.

We also believe our technology may be used with other selected NSAIDs, such as ibuprofen. We have used the PLxGuard drug delivery platform to create a lipid-based formulation of ibuprofen, PL1200 Ibuprofen 200 mg, for the OTC market, and PL1100 Ibuprofen 400 mg, for prescription doses of ibuprofen. We have OTC and prescription (“Rx”) Investigational New Drug applications (“INDs”) active with the FDA and have demonstrated bioequivalence with the OTC 200 mg dose ibuprofen to support a 505(b)(2) NDA in fasted-state clinical trials at three different doses, 200 mg, 400 mg and 800 mg. Using the PL1200 capsules at prescription doses, we demonstrated potentially better GI tolerability in osteoarthritic patients with equivalent analgesic and anti-inflammatory efficacy, when compared with prescription ibuprofen in a six-week endoscopy pilot clinical trial. PL1200 and PL1100 Ibuprofen may be considered as being in Phase 1 in the FDA approval process and may qualify for the 505(b)(2) NDA path.

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

VAZALORE faces competition from many companies with OTC aspirin products. These include branded products from Bayer AG, Prestige Brands, Inc. (Ecotrin, Goody’s, BC Powder) and Foundation Consumer Healthcare, LLC (St. Joseph) and private label or store brands (CVS, Walgreens). Aspirin is approved in the United States for multiple uses. In addition to cardiovascular disease prevention and treatment, OTC aspirin may be used for the treatment of pain, inflammation and fever. There are two aspirin products for cardiovascular disease prevention that are approved by the FDA for prescription use owned by Innovida Pharmaceutique Inc. (Yosprala) and Espero BioPharma, Inc. (Durlaza) that are to the best of our knowledge not currently marketed in the US. There are a variety of aspirin and NSAID products in various stages of development in the United States and globally that represent potential competition when and if they become approved by the FDA and are commercialized. Companies and academic institutions involved include Takeda Pharmaceutical Company Limited (Takeda), Oxford Pharmascience Group Plc, Antibe Therapeutics Inc. and The City College of New York. VAZALORE and other pain and inflammation product candidates such as PL1200 Ibuprofen will face competition from many firms. These include OTC and prescription products. Major competitors include Pfizer Inc. (Advil), Johnson & Johnson (MotrinIB, Tylenol), Bayer AG (Aleve) and private label or store brands (CVS, Walgreens).

The aspirin market is currently predominantly composed of generic products either branded (e.g. Bayer) or private label (e.g. CVS). VAZALORE is the only liquid-filled aspirin capsule product to be approved by the FDA. VAZALORE 325 mg went through a different regulatory approval process than the current OTC aspirin products being marketed in the US. VAZALORE 325 mg was approved under the 505(b)(2) NDA process and, when launched, is expected to be the only OTC available aspirin-based product that successfully passed this rigorous process. We believe the clinical trials that demonstrated better efficacy and safety will assist us in differentiating VAZALORE from the competition. Other product candidates will undergo clinical trials to provide differentiation as part of their product development and commercialization.

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

Patent Portfolio

We have developed our own patent applications, some of which have been issued and others, if issued with claims as filed, will provide patent protection for VAZALORE 325 mg and 81 mg, other NSAID products and will broaden the opportunity for new products to include many different drug classes. In the United States we have six patents issued from the “pH dependent carriers for targeted release of pharmaceuticals along the gastrointestinal tract, compositions therefrom and making and using same” family consisting of U.S. patent numbers 9216150, 9226892, 9730884, 10179104, 10646431 and 10786444 expiring on September 29, 2032, in China issued number ZL201280058596X expiring on September 28, 2032, in Hong Kong issued number HK1200098 expiring September 29, 2032, in Australia issued number 2012315545 expiring September 29, 2032 and in Mexico we have issued patents numbered 340951 and 356017 expiring on September 29, 2032. In Japan we have patent number 6368645 issued expiring September 29, 2032 and have received a Notice of Allowance for additional claims. In South Korea, we have patent numbers 10-2162901 and 10-2188840 expiring September 29, 2032 and have received a Notice of Allowance for additional claims. We have pending applications in Europe, Canada and India, a which, if issued, are expected to provide patent protection through September 29, 2032.

We have filed in March 2020 a new patent application entitled Pharmaceuticals Carriers Capable of pH Dependent Reconstitution and Methods for Making and Using Same in the United States and may file in other international jurisdictions. If issued with claims as filed this will provide additional patent protection for VAZALORE 325 mg and 81 mg, other NSAID products and new products to include many different drug classes with expiration in March 2041.

On January 8, 2003, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System (“UT”), as described in more detail in the section herein titled “License Agreements—UT License Agreement”, which was amended, restated on December 11, 2009, and subsequently amended on April 15, 2011 and on December 17, 2011 (as amended, the “UT License Agreement”). The patents in-licensed under the UT License Agreement constitute a part of our intellectual property. This family of patents includes composition of matter, methods of manufacturing and methods of treatment that provide protection for VAZALORE, PL1200 Ibuprofen and other NSAID product candidates in the United States and global markets. The following is a summary of the patents in-licensed under the UT License Agreement and their respective expiration dates:

●

Methods and compositions employing formulations of lecithin oils and NSAIDs for protecting the gastrointestinal tract – includes five issued U.S. patents with the earliest expiration on December 19, 2021 and the latest expiring on March 23, 2022 and 23 issued patents in other jurisdictions expiring on December 19, 2021

●

Compositions and methods for treating and/or ameliorating cancer, the onset of cancers or the symptoms of cancers – includes one issued U.S. patent expiring on May 22, 2026, and five issued patents in Australia, Canada, China, Hong Kong and Singapore, expiring on August 2, 2024.

●

Sterile preparations of phospholipids and anti-inflammatory pharmaceuticals and methods of making and using same – includes five issued patents in Australia, Canada, India, Israel and Singapore, expiring on August 2, 2024.

●

Purified phospholipid non-steroidal anti-inflammatory drug associated compositions and methods of preparing and using same – includes one issued U.S. patent expiring on June 3, 2026 and two issued patents in Australia and Mexico, expiring on October 12, 2025.

U.S. patent numbers 10646431 and 10786444 “pH dependent carriers for targeted release of pharmaceuticals along the gastrointestinal tract, compositions therefrom and making and using same” are listed in the FDA Orange Book. As new patents are issued relative to FDA approved products such as VAZALORE 325 mg and 81 mg, they will be added to the Orange Book and, as new products are approved by the FDA, the relevant patents will be added to the Orange Book. The Orange Book lists patents that protect each drug. Patent listings and use codes are provided by the drug application owner, and the FDA is obliged to list them. In order for a generic drug manufacturer to win approval of a drug under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the generic manufacturer must certify that they will not launch their generic pharmaceutical product until after the expiration of the Orange Book-listed patent, or that the patent is invalid, unenforceable, or that the generic product will not infringe the listed patent.

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

License Agreements

UT License Agreement

On January 8, 2003, we entered into the UT License Agreement. The patents in-licensed under this agreement constitute an important part of our intellectual property. This family of patents includes composition of matter, methods of manufacturing and methods of treatment that provide protection for VAZALORE, PL1200 Ibuprofen and other NSAID product candidates in the United States and in a number of global markets. Pursuant to the UT License Agreement, UT granted us an exclusive license under its patents and know-how related to their NSAID-phospholipid technology to develop and commercialize NSAID products for use anywhere in the world. Certain of the technology was developed with government funding, and the exclusivity of our license is therefore subject to certain retained rights of the U.S. federal government. We are responsible for the development and commercialization of the licensed products under the agreement. The UT License Agreement is in effect as long as the patents are valid and we may terminate the UT License Agreement at our option with appropriate notice. Also, if we fail to actively attempt to commercialize licensed products for a specific period of time, UT may have the option to terminate or limit the exclusivity of the license in certain territories. Specifically, Section 4.6 of the UT License Agreement provides that “Reasonable commercial diligence shall require that the Company . . . . [o]n or before September 8, 2013, Sell or offer for Sale a Licensed Product.” While we believe that we have exercised reasonable commercial diligence to actively attempt such commercialization, we have not yet successfully commercialized a licensed product. As such, UT may have the option to terminate the UT License Agreement, or to limit the exclusivity of the license in certain territories. The UT License Agreement provides for milestone payments related to the first product to obtain regulatory approval to sell a licensed product, which milestone payments have been paid. The UT License Agreement provides for future potential milestone payments based upon the aggregate revenue from the sale of all licensed products in aggregate totaling $350,000. These milestones may be triggered in the next twelve months depending on the timing of the launch of VAZALORE. In addition to the milestone payments, we will owe a royalty on the net sales of the licensed products. The amount of the royalty depends upon who is selling the product. Should we commercialize a product ourselves there is a running royalty obligation in the low single digit range based upon net sales. If a product is commercialized by another company under a sublicense agreement with us, then UT receives a share of consideration received by us that is in the low double-digit range. There is a minimum annual royalty payment obligation. We are responsible for the prosecution and maintenance of the licensed patents at our expense and for the prosecution and control of any action for infringement related to any product that does, or may, compete with one of our marketed licensed products and any claim within a licensed patent that covers or relates to such marketed licensed product.

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

When VAZALORE is commercialized, we believe it will be the only NDA-approved OTC aspirin product available. Approval of the VAZALORE NDA granted VAZALORE labeling similar to that of monograph aspirin products.

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

Employees

As of December 31, 2020, we had 11 employees, of which 8 are full time employees. Of these full-time employees, one works on research and development and clinical operations and seven work in sales, marketing, management and administration. We also use the services of numerous outside consultants in business and scientific matters. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We have not generated any revenue from the sale of products, have generated minimal revenue from grant activities, and have incurred operating losses since we commenced operations. The Company’s operating loss for the year ended December 31, 2020 was $13.5 million. As of December 31, 2020, we had an accumulated deficit of approximately $102.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development and commercialization of VAZALORE and our other product candidates. Our expenses will also increase substantially if and when we:

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

We may need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our operations or commercialization efforts.

As of December 31, 2020, we had working capital of approximately $19.4 million and cash and cash equivalents of approximately $22.4 million. We anticipate that we may need to raise additional financing in the future to fund our operations.

We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provided for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). Under the Term Loan Facility, the Company borrowed an initial amount of $7.5 million, and had the right to borrow an additional $7.5 million on or before December 31, 2018, provided that the Company first obtained (a) net new capital of not less than $20,000,000 and (ii) FDA approval for the 81 mg formulation of VAZALORE, the Company’s lead product. The Company did not satisfy the requirements for the additional $7.5 million by the December 31, 2018 deadline. The Company made a final payment on the Term Loan Facility on February 9, 2021.

On December 20, 2018, the Company entered into a Purchase Agreement (the “Series A Purchase Agreement”) pursuant to which the Company agreed to issue 15,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to certain investors for gross proceeds of $15 million, subject to stockholder approval which was received on February 19, 2019, and the financing was completed on February 20, 2019 (the “Series A Private Placement”).

On March 12, 2020, the Company entered into a Purchase Agreement pursuant to which the Company agreed to issue 8,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to certain investors for gross proceeds of $8 million, subject to stockholder approval which was received on May 15, 2020, and the financing was completed on May 15, 2020 (the “Series B Private Placement”). On November 16, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue an aggregate of 4,755,373 immediately separable units (the “Units”), with each Unit being comprised of (i) one share of common stock (such shares, the “Unit Shares”) and (ii) a warrant to purchase 1.1 shares of common stock (a “Warrant,” and such shares, the “Warrant Shares”), at a price per Unit of $3.787 to certain investors for gross proceeds of approximately $18 million.

On March 5, 2021, the Company completed an underwritten public offering (the “Public Offering”), in which we issued and sold 7,875,000 shares of our common stock at a price to the public of $8.00 per share. Gross proceeds of the Public Offering were $63 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriters retained a 30-day option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission.

In March 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities LLC (“JMP”) to issue and sell shares of our common stock, having an aggregate offering price of up to $12.5 million, from time to time during the term of the Equity Distribution Agreement, through an “at-the-market” equity offering program (the “ ATM Offering”) at our sole discretion, under which JMP acted as our agent. The Company paid JMP a commission of 3.0% of the gross proceeds from each sale of shares pursuant to the Equity Distribution Agreement, reimbursed legal fees and disbursements and provided JMP with customary indemnification and contribution rights. As of December 31, 2020, we had sold approximately $2.3 million of shares of our common stock pursuant to the Equity Distribution Agreement on a gross basis. Effective as of March 2, 2021, the Equity Distribution Agreement and the ATM Offering were terminated.

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

Even though VAZALORE has already obtained regulatory approval, it may never achieve market acceptance by physicians, patients, and others in the medical community necessary for commercial success and the market opportunity may be smaller than we estimate.

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

We currently have no sales, marketing and distribution organization. If we are unable to establish effective sales, marketing and distribution capabilities or enter into third party arrangements for sales, marketing and distribution, we may not be able to effectively market, sell and distribute our product candidates, if approved.

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

As of December 31, 2020, we had 11 employees, of which 8 are full time employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations, continue our development activities, commercialize VAZALORE or other product candidates and comply with our obligations as a public reporting company. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

We are highly dependent on the services of our executive management team, and on our ability to attract and retain qualified personnel.  We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. We are highly dependent on the principal members of our management, particularly our Executive Chairman of the Board, Michael J. Valentino, our President and Chief Executive Officer, Natasha Giordano, and our Chief Financial Officer, Rita O’Connor. If we are not able to retain Mr. Valentino, Ms. Giordano, or Ms. O’Connor, or are not able to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Mr. Valentino, Ms. Giordano and Ms. O’Connor, we may not be able to retain their services as expected.

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

Our corporate headquarters is located in Sparta, New Jersey, which in the past has experienced weather-related incidents. Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our information technology systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

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

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining, or cause delays in obtaining, approvals for the commercialization of future product candidates, which will materially impair our ability to generate revenue.

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

We have not obtained marketing approval for any product candidate other than VAZALORE anywhere in the world. An NDA must include extensive preclinical and clinical data and supporting information to establish to the FDA’s satisfaction the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

Prior to receiving approval to commercialize any future product candidates in the United States or abroad, we and any applicable collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Preclinical testing and clinical trials are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage. Negative or inconclusive results or adverse medical events during a clinical trial could also cause the FDA or us to terminate a clinical trial or require that we repeat it or conduct additional clinical trials. Additionally, data obtained from preclinical studies and clinical trials can be interpreted in different ways and the FDA or other regulatory authorities may interpret the results of our studies and trials less favorably than we do. Even if we believe the preclinical or clinical data for a product candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of such product candidates and result in the FDA or other regulatory authorities denying approval of such product candidates for any or all targeted indications. The FDA or other regulatory authorities may determine that any product candidate that we develop is not effective, or are only moderately effective, or have undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The market price for the shares of our common stock may fluctuate significantly in response to a number of factors including:

●	ability to commercialize or delays in commercializing VAZALORE;

●	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

●	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of our product candidates;

●	manufacturing issues related to VAZALORE, our product candidates for clinical trials or future products for commercialization;

●	commercial success and market acceptance of our product candidates;

●	undesirable side effects caused by product candidates after they have entered the market;

●	ability to discover, develop and commercialize additional product candidates;

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

As of December 31, 2020, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 37.1% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these large stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We currently have Series A Preferred Stock and Series B Preferred Stock outstanding and our certificate of incorporation authorizes our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval. We currently have 15,000 shares of Series A Preferred Stock and 8,000 shares of Series B Preferred Stock outstanding, which is convertible at the holder’s option at any time into shares of common stock with an initial conversion price of $2.60 and $3.10 per share, respectively, subject to certain adjustments. Each of the Series A Preferred Stock and Series B Preferred Stock Certificate of Designations provide for the payment of cash dividends on the Series A Preferred Stock and Series B Preferred Stock at a rate of 8.00% per annum, provided that we may pay dividends in-kind through the issuance of additional shares to holders of the Series A Preferred Stock and Series B Preferred Stock. Our Series A Preferred Stock and Series B Preferred Stock gives its holders the preferred right to our assets upon liquidation and the right to receive dividend payments before dividends are distributed to the holders of common stock, among other things. In addition, our Board could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our common stock, including the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, no dividends will be declared or paid or set apart for payment on our common stock unless all accumulated accrued and unpaid dividends in respect of our Series A Preferred Stock and Series B Preferred Stock have been paid or declared and set apart for payment to the holders of Series A Preferred Stock and Series B Preferred Stock.

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

As a result of the outbreak of novel COVID-19, we may experience disruptions that could impact our supply chain. For example, COVID-19 has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions. To the extent our suppliers and contract manufacturer are unable to comply with their obligations under our agreements with them, our ability to continue advancing the manufacturing of VAZALORE may become impaired. COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal facility consists of office space in Sparta, New Jersey under two operating leases. In Sparta, we occupy approximately 2,463 and 2,232 square feet of office space, with rent of $5,542 and an average of $4,408 per month, respectively, under leases that expire September 30, 2021 and July 1, 2024, respectively. In addition, we lease 5,006 square feet of office space in New York, New York from the former Dipexium headquarters with rent of $19,720 per month under a lease that expires July 31, 2021. We currently sublease the New York facility, which generates income of $17,970 per month.

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

Stockholder Information

As of March 9, 2021, there were approximately 81 holders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The Certificates of Designation for our Series A Preferred Stock and Series B Preferred Stock prohibit the payment of dividends at any time that we are not current in the payment of dividends with respect to the Series A Preferred Stock or Series B Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,979,047	$9.35	1,027,650
Equity compensation plans not approved by stockholders	-	$-	-
Total	2,979,047	$99.35	1,027,650

 Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

In December 2018, we entered into the Purchase Agreement with Park West Investors Master Fund, Limited, a Cayman Islands exempted company, and Park West Partners International, Limited, a Cayman Islands exempted company, for the Series A Private Placement of $15.0 million of our Series A Preferred Stock, at a price of $1,000 per share, in reliance upon the exemption from securities registration afforded by the provisions of Regulation D under the Securities Act of 1933. Following the attainment of stockholder approval of the transaction at a special meeting of stockholders on February 19, 2019, the Series A Private Placement closed on February 20, 2019. Pursuant to the Certificate of Designations of the Series A Preferred Stock, each share of Series A Preferred Stock can be converted, at the holder’s option at any time, into shares of the Company’s common stock at a conversion rate equal to the quotient of (i) the $1,000 stated value divided by (ii) the initial conversion price of $2.60, subject to specified adjustments for stock splits, cash or stock dividends, recapitalizations, combinations, subdivisions or other similar events as set forth in the Certificate of Designations. In connection with the Purchase Agreement, we also issued warrants to purchase an aggregate of 500,000 shares of our common stock to the investors, exercisable at a price of $3.50 per share, provided that the Series A Private Placement did not close by April 15, 2019. Following the closing of the Series A Private Placement, the investors surrendered the warrants to the Company for cancellation. In March 2019, the Company filed a registration statement on Form S-3 to register for resale the shares issuable upon conversion of the Series A Preferred Stock.

 In March 2020, the Company entered into a purchase agreement with certain accredited investors for the private placement of $8.0 million of Series B Preferred Stock pending stockholders' approval, which approval was subsequently obtained on May 15, 2020. Accordingly, the Company completed the Series B Private Placement on May 15, 2020, raising $8.0 million through the issuance of 8,000 shares of Series B Preferred Stock in reliance upon the exemption from securities registration afforded by the provisions of Regulation D under the Securities Act of 1933. The Series B Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $3.10 per share, subject to certain adjustments. Holders of the Series B Preferred Stock are entitled to an initial dividend rate of 8.0% per annum, which will stop accruing on the date of the FDA’s approval of the supplemental NDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends are compounded quarterly and payable in cash or shares of Series B Preferred Stock at the Company’s option. The Series B Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.  In June 2020, the Company filed a registration statement on Form S-3 to register for resale the shares issuable upon conversion of the Series B Preferred Stock.

On November 16, 2020, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 4,755,373 Units, with each Unit being comprised of (i) one share of the Company’s common stock, and (ii) a warrant to purchase 1.1 shares of Common Stock , at a price per Unit of $3.787, for gross proceeds of approximately $18 million in reliance upon the exemption from securities registration afforded by the provisions of Regulation D under the Securities Act of 1933. Raymond James & Associates, Inc. (the “Placement Agent”) acted as placement agent in connection with the private placement. Pursuant to the terms of a Placement Agency Agreement, dated November 16, 2020, between the Company and the Placement Agent (the “Placement Agency Agreement”), upon the closing of the private placement, the Company paid the Placement Agent an aggregate cash fee equal to 6.0% of the aggregate gross proceeds from the Private Placement plus the reimbursement of certain expenses with respect to the private placement. In December 2020, the Company filed a registration statement on Form S-3 to register for resale the shares issuable upon the exercise of the Warrants.

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

Overview

We are a specialty pharmaceutical company focused on our clinically-validated and patent-protected PLxGuard drug delivery platform to provide more effective and safer products. Our PLxGuard drug delivery platform works by targeting the release of active pharmaceutical ingredients to various portions of the gastrointestinal tract. We believe this has the potential to improve the absorption of many drugs currently on the market or in development, and to reduce the risk of stomach erosions and ulcers associated with certain drugs.

VAZALORE, available in two doses, 325 mg and 81 mg, is an FDA-approved liquid-filled aspirin capsule that provides patients with vascular disease and diabetic patients who are candidates for aspirin therapy based on physician recommendation, with fast, reliable and predictable platelet inhibition. It also reduces the risk of stomach erosions and ulcers, as compared to immediate release aspirin, common in an acute setting.

Our commercialization strategy will target the over-the-counter (“OTC’) market, taking advantage of the existing distribution channels for aspirin. We intend to market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels. Our product pipeline also includes other oral nonsteroidal anti-inflammatory drugs using the PLxGuard drug delivery system that may be developed, including PL1200 Ibuprofen 200 mg and PL1200 Ibuprofen 400 mg, for pain and inflammation in Phase 1 clinical stage.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the impairment assessment of goodwill, the fair value of warrant liability, the fair value of stock-based compensation, allowance for inventory obsolescence, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

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

The Company’s financial instruments (cash and cash equivalents, receivables, accounts payable and accrued liabilities) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant liability is recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change. The fair value of the term loan approximates its face value of $0.6 million based on the Company’s current financial condition and on the variable nature of term loan’s interest feature as compared to current rates.

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

Adopted Accounting Guidance

For a discussion of significant accounting guidance recently adopted or unadopted accounting guidance that has the potential of being significant, see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Results of Operations

Revenue

Total revenues were $0.03 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. All the revenue recognized in 2020 and 2019 is attributable to work performed under a federal grant from the National Institutes of Health grant which came to an end in the second quarter of 2020.

Operating Expenses

Total operating expenses were $13.5 million during the year ended December 31, 2020, a 9% decrease from operating expenses of $14.8 million during the year ended December 31, 2019. Operating expenses for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Operating Expenses
Research and development expenses	$4,338,974	$4,741,130	$(402,156)	(8.5)%
General and administrative expenses	9,150,568	10,026,627	(876,059)	(8.7)%
Total operating expenses	$13,489,542	$14,767,757	$(1,278,215)	(8.7)%

Research and Development Expenses

Research and development expenses totaled $4.3 million for the year ended December 31, 2020, compared to $4.7 million for the year ended December 31, 2019, reflecting continued product development and manufacturing activities for VAZALORE. This decrease was due to 2020 activities which included the bioequivalence study to provide data for the sNDA filing, stability and validation work compared to manufacture, packaging, stability, and analytical costs related to the registration batches in 2019.  We expect the research and development costs to be about the same in 2021 as manufacturing activities continue with the development and stability of VAZALORE.

General and Administrative Expenses

General and administrative expenses totaled $9.2 million for the year ended December 31, 2020, compared to $10.0 million for the year ended December 31, 2019. The decrease is due to lower compensation related expenses combined with savings from COVID-19 restrictions on conference and travel costs. We expect our selling, general and administrative expenses to increase as a result of the expected commercial launch of VAZALORE.

Other expense

Other expense totaled $1.8 million for the year ended December 31, 2020, compared to $6.3 million for the year ended December 31, 2019. The change is primarily attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock ($1.4 million of other expense for the year ended December 31, 2020, as compared to $5.7 million of other expense in the prior year).

Liquidity and Capital Resources

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Years Ended December 31,
	2020	2019

Net cash used in operating activities	$(12,243,592)	$(12,659,035)
Net cash used in investing activities	$(102,000)	$(230,294)
Net cash provided by financing activities	$20,792,939	$12,640,366

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.2 million and $12.7 million for the years ended December 31, 2020 and 2019, respectively. The decrease was due to lower compensation and COVID-19 impacted conference and travel costs offset somewhat by the increase in the settlement of 2019 year-end liabilities in 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.1million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, and reflects the purchase of manufacturing equipment for VAZALORE.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $20.8 million and $12.6 million for the years ended December 31, 2020 and 2019, respectively, and reflects $7.7 million net proceeds from the issuance of Series B Preferred Stock and $16.8 million net proceeds from the issuance of common stock in the 2020 period, which was higher than the net proceeds of $13.7 million from the issuance of Series A Preferred Stock and $2.1 million net proceeds from the sale of common stock in the prior year. The current year period also includes higher payments of the Term Loan as the prior year period reflected two less payments due to the start of the payment amortization period.

Future Liquidity and Capital Needs

As of December 31, 2020, we had working capital of $19.4 million, including cash and cash equivalents of $22.4 million. In addition, during March 2019, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with JMP Securities, Inc. (“JMP”) to issue and sell shares of our common stock, having an aggregate offering price of up to $12.5 million, from time to time during the term of the Equity Distribution Agreement, through an “at-the-market” equity offering program (the “ATM Offering”) at our sole discretion, under which JMP acted as our agent. At December 31, 2020, we had $10.2 million available under this ATM Offering. The JMP Equity Distribution Agreement and related ATM Offering was terminated on March 2, 2021.

  On March 5, 2021 the Company completed an underwritten public offering (the “Public Offering”) in which we issued 7,875,000 shares of our common stock at a price to the public of $8.00 per share. Gross proceeds of the Public Offering were $63 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds of the Public Offering were $59 million.  The underwriters retained a 30-day option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission.

We have not generated any revenue from the sale of products and have incurred operating losses in each year since we commenced operations. As of December 31, 2020, we had an accumulated deficit of $102.1 million. We expect to continue to incur significant operating expenses and operating losses for the foreseeable future as we continue the development and commercialization of VAZALORE. Although these losses and expected losses give rise to substantial doubt, the Company's cash on hand at December 31, 2020 combined with the proceeds from the Public Offering support that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigate the substantial doubt consideration.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable. We may need to obtain additional financing in the future, in addition to the proceeds from the Public Offering, to execute our commercialization plan. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations.

Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We currently have no understandings, commitments or agreements relating to any of these types of transactions, other than in connection with the underwriters' over-allotment option as part of the Public Offering. If we are unable to raise additional funds when needed, we may be required to sell or license our technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

  In response to COVID-19, the Company has not experienced a disruption or delay in the development of VAZALORE™. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic.

The Company has not experienced any significant negative impact on the December 31, 2020 audited consolidated financial statements related to COVID-19. For more discussion on our risks related to COVID-19, please see risk factors included under “Item 1A. Risk Factors” herein.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2020 or 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company (collectively, the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Based on its evaluation of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by COSO in Internal Control — Integrated Framework (2013), our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item will be set forth in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be set forth in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item will be set forth in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item will be set forth in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item will be set forth in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in temporary equity and stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2020 and 2019, the footnotes thereto, and the reports of Marcum LLP, independent registered public accounting firms, are set forth on pages F-1 through F-21 of this Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY.

         None.

PLx Pharma Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PLx Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PLx Pharma Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in series A and series B convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Warrant Liability

As discussed in Note 8 to the consolidated financial statements, the Company’s warrant liability is determined using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable assumptions included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. As of December 31, 2020, the stock price volatility used to determine the warrant liability is 92%.

We identified the evaluation of the stock price volatility used to determine the Company’s warrant liability as a critical audit matter. Evaluating the Company’s stock price volatility relating to its warrant liability is highly subjective and requires a higher degree of auditor judgment as the Company’s stock price volatility was determined by using comparable peer companies. Further, specialized valuation skills were needed to assess the Company’s process and evaluate the stock price volatility used in the determination of the warrant liability and the impact of the stock price volatility on the binomial asset pricing model.

The primary procedures we performed to address this critical audit matter included the following:

●	We identified and considered the relevance, reliability and sufficiency of the sources of data used by the Company in developing the assumptions used to determine the stock price volatility.

●

We obtained an understanding of the factors considered and assumptions made by management and the Company’s valuation specialist in developing the estimate of the stock price volatility, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data and the methods used to calculate the estimate.

●	With the assistance of our valuation specialists, we performed an independent estimate of the stock price volatility and compared the results to the Company’s estimate.

●

We evaluated the reasonableness of the valuation methods and assumptions used by management and the Company’s valuation specialist to estimate the stock price volatility by (i) developing an independent estimate of the stock price volatility with the assistance of our valuation specialists by utilizing third party historical data related to the Company and (2) performing a sensitivity analysis on the stock price volatility used to determine the Company’s warrant liability.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY
March 12, 2021

PLx Pharma Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,448,651	$14,001,304
Accounts receivable	-	18,683
Inventory, net	143,380	-
Prepaid expenses and other current assets	393,470	263,268
TOTAL CURRENT ASSETS	22,985,501	14,283,255
NON-CURRENT ASSETS
Property and equipment, net	1,225,879	1,466,646
Right of use assets	327,161	618,158
Goodwill	2,061,022	2,061,022
Security deposit	17,036	73,665
TOTAL ASSETS	$26,616,599	$18,502,746

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$862,568	$928,921
Accrued bonuses	1,184,823	1,166,821
Accrued interest	597,411	34,964
Current portion of term loan, net of discount and fees	622,265	3,658,121
Other current liabilities	275,247	304,603
TOTAL CURRENT LIABILITIES	3,542,314	6,093,430
NON-CURRENT LIABILITIES
Accrued interest, net of current portion	-	501,826
Term loan, net of discount, fees and current portion	-	622,265
Warrant liability	9,691,271	8,247,679
Accrued dividends	2,795,795	1,058,498
Other liabilities	134,184	409,431
TOTAL LIABILITIES	16,163,564	16,933,129

Commitments and contingencies

Series A convertible preferred stock: $0.001 par value; liquidation value of $17,385,970; 45,000 shares authorized, 15,000 shares issued and outstanding	13,661,578	13,661,578
Series B convertible preferred stock: $0.001 par value; liquidation value of $8,409,825; 25,000 shares authorized, 8,000 and 0 shares issued and outstanding	7,723,312	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 13,911,633 and 9,156,260 shares issued and outstanding	13,912	9,156
Additional paid-in capital	91,203,050	74,837,046
Accumulated deficit	(102,148,817)	(86,938,163)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,931,855)	(12,091,961)
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$26,616,599	$18,502,746

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
REVENUES:
Federal grant	$30,430	$565,464
TOTAL REVENUES	30,430	565,464

OPERATING EXPENSES:
Research and development	4,338,974	4,741,130
General and administrative	9,150,568	10,026,627
TOTAL OPERATING EXPENSES	13,489,542	14,767,757
OPERATING LOSS	(13,459,112)	(14,202,293)

OTHER EXPENSE:
Interest and other expense, net	(307,950)	(589,740)
Change in fair value of warrant liability	(1,443,592)	(5,710,362)
TOTAL OTHER EXPENSE	(1,751,542)	(6,300,102)
LOSS BEFORE INCOME TAXES	(15,210,654)	(20,502,395)
Income taxes	-	-
NET LOSS	$(15,210,654)	$(20,502,395)

Deemed dividends	-	(12,692,308)
Preferred dividends	(1,737,297)	(1,058,498)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,947,951)	$(34,253,201)

Net loss per common share - basic and diluted	$(1.74)	$(3.84)

Weighted average shares of common shares - basic and diluted	9,714,951	8,916,190

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at December 31, 2018	-	$-	-	$-	8,743,950	$8,744	$72,871,317	$(66,435,768)	$6,444,293

Stock-based compensation expense							875,851		875,851
Issuance of Series A Preferred Stock, net of issuance costs	15,000	13,661,578							-
Common shares issued to vendor					13,601	13	44,987		45,000
Common shares issued, net of issuance costs					398,709	399	2,103,389		2,103,788
Series A Preferred - declared dividends							(1,058,498)		(1,058,498)
Net loss								(20,502,395)	(20,502,395)

Balance at December 31, 2019	15,000	$13,661,578	-	$-	9,156,260	$9,156	$74,837,046	$(86,938,163)	$(12,091,961)

Stock-based compensation expense							1,288,430		1,288,430
Issuance of Series B Preferred Stock, net of issuance costs			8,000	7,723,312					-
Series A Preferred - declared dividends							(1,327,471)		(1,327,471)
Series B Preferred - declared dividends							(409,826)		(409,826)
Private placement of common stock and warrants					4,755,373	4,756	16,814,871		16,819,627
Net loss								(15,210,654)	(15,210,654)

Balance at December 31, 2020	15,000	$13,661,578	8,000	$7,723,312	13,911,633	$13,912	$91,203,050	$(102,148,817)	$(10,931,855)

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,210,654)	$(20,502,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	124,617	158,253
Stock-based compensation	1,288,430	875,851
Amortization of right of use assets	290,997	94,376
Amortization of debt discounts and issuance costs	91,879	215,292
Change in fair value of warrant liability	1,443,592	5,710,362
Loss on disposal of property and equipment	218,150	12,398
Changes in operating assets and liabilities
Accounts receivable	18,683	(449)
Inventory	(143,380)	-
Prepaid expenses and other assets	(73,573)	152,714
Accounts payable and accrued liabilities	(66,353)	448,867
Accrued bonuses	18,002	118,428
Accrued interest	60,621	166,984
Other current and long-term liabilities	(304,603)	(109,716)
Net cash used in operating activities	(12,243,592)	(12,659,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(102,000)	(241,736)
Proceeds from sale of property and equipment	-	11,442
Net cash used in investing activities	(102,000)	(230,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series A convertible preferred stock	-	13,661,578
Net proceeds from issuance of Series B convertible preferred stock	7,723,312	-
Net proceeds from issuance of common stock	16,819,627	2,103,788
Repayments of long term debt	(3,750,000)	(3,125,000)
Net cash provided by financing activities	20,792,939	12,640,366

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,447,347	(248,963)
Cash and cash equivalents, beginning of year	14,001,304	14,250,267
Cash and cash equivalents, end of year	$22,448,651	$14,001,304

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$212,856	$600,303

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$-	$12,773
Preferred stock beneficial conversion feature and dividends	$1,737,297	$13,750,806
Value of common shares issued to vendor for services	$-	$45,000

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc. (the “Company”, “we”, “our” or “us”), together with its subsidiary PLx Opco Inc., is a late stage startup specialty pharmaceutical company focusing on commercializing two patent-protected lead products: VAZALORE 325 mg and VAZALORE 81 mg (referred to together as “VAZALORE”). VAZALORE is approved by the U.S. Food and Drug Administration (“FDA”) for over-the-counter distribution and is the first ever liquid-filled aspirin capsule.

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

In response to COVID-19, the Company has not experienced a disruption or delay in the development of VAZALORE. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not experienced any significant negative impact on the December 31, 2020 audited consolidated financial statements related to COVID-19.

NOTE 2. LIQUIDITY

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

The Company has not generated any revenue from sale of products and has incurred operating losses in each year since it commenced operations. As of December 31, 2020, the Company had an accumulated deficit of $102.1 million. The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the development and commercialization of VAZALORE. As of December 31, 2020, the Company had working capital of $19.4 million, including cash and cash equivalents of $22.4 million. In addition, in March 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with JMP Securities, Inc. (“JMP”) to issue and sell shares of its common stock, having an aggregate offering price of up to $12.5 million, from time to time during the term of the Equity Distribution Agreement, through an “at-the-market” equity offering program (the “ATM Offering”) at the Company’s sole discretion, under which JMP acted as its agent.. At December 31, 2020, the Company had $10.2 million available under this ATM Offering. Effective March 2, 2021, the Equity Distribution Agreement and the ATM Offering were terminated.

On March 5, 2021 the Company completed an underwritten public offering (the “Public Offering”), in which the Company issued and sold 7,875,000 shares of its common stock at a price to the public of $8.00 per share. Gross proceeds of the Public Offering were $63 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriters retained a 30-day option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission.

Although these losses and expected losses give rise to substantial doubt, the Company’s cash on hand at December 31, 2020 combined with the net proceeds from the Public Offering support that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigate the substantial doubt consideration.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the impairment assessment of goodwill, the fair value of warrant liability, the fair value of stock-based compensation, allowance for inventory obsolescence, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of December 31, 2020, the Company had cash and cash equivalents of $22.4 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of December 31, 2020 and 2019, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the average cost method. Inventory as of December 31, 2020 and 2019 was comprised of raw materials for the manufacture of VAZALORE™. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence. The allowance for obsolete inventory was $0 and $0.5 million as of December 31, 2020 and 2019, respectively, resulting in net inventory of $0.1 million and $0, respectively.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the term loan approximates its face value of $0.6 million based on the Company’s current financial condition and on the variable nature of the term loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 8.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in right of use assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of December 31, 2020 and 2019, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the years ended December 31, 2020 or 2019.

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

The Company’s sole revenue arrangement is a cost-reimbursable federal grant with the National Institutes of Health. This federal grant was completed in the second quarter of 2020. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $0.03 million and $0.6 million of revenue under this arrangement during the years ended December 31, 2020 and 2019, respectively.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any material contract assets or liabilities as of December 31, 2020 and December 31, 2019.

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

Stock-Based Compensation

The Company recognizes expense in the consolidated statements of operations for the fair value of all stock-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options. The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. The Company accounts for forfeitures as they occur.

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

Income (Loss) Per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Series A and Series B convertible preferred stock (the “Series A Preferred Stock” and the “Series B Preferred Stock”) contains non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the Series A Preferred Stock and Series B Preferred Stock and excludes the impact of those shares from the denominator.

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two class method” or the “treasury method.” Dilutive earnings per share under the “two class method” is calculated by dividing net income available to common stockholders as adjusted for the participating impacts of the Series A Preferred Stock and Series B Preferred Stock, by the weighted-average number of shares outstanding plus the dilutive impact of all other potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock using the if-converted method.

None of the potential dilutive securities had a dilutive impact during the years ended December 31, 2020 and 2019.

The number of anti-dilutive shares for the years ended December 31, 2020 and 2019 was 20.3 million and 10.5 million, respectively, consisting of common shares underlying (i) common stock options of 3.0 million and 1.7 million, respectively, (ii) stock purchase warrants of 7.9 million and 2.7 million, respectively, and (iii) convertible preferred stock of 9.4 million and 6.2 million which have been excluded from the computation of diluted income per share.

Recent Accounting Developments

Unadopted Guidance

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40) that provides new guidance on the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company will evaluate the impact on the consolidated financial statements.

In November 2019, the Financial Accounting Standards Board (“FASB”) issued guidance (ASU 2019-12) simplifying the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss the year. The amendments also simplify accounting for income taxes by doing the following: 1) requiring that an entity recognize a franchise tax or similar tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and 5) making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance is effective for reporting periods beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption was permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2019-12 will have a material impact on its financial position, results of operations and cash flows.

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

NOTE 4. LONG-LIVED ASSETS

Property and Equipment

Property and equipment at December 31, 2020 and 2019 consisted of the following:

Asset Descriptions	Useful Lives (years)	December 31, 2020	December 31, 2019
Computer equipment	4	$41,839	$41,839
Lab equipment	5	17,019	17,019
Office equipment, furniture and fixtures	5	106,486	106,486
Leasehold improvements	lease term	184,989	184,989
Manufacturing equipment	7	1,324,045	1,559,195
Subtotal		1,674,378	1,909,528
Less: Accumulated depreciation and amortization		(448,499)	(442,882)
Total property and equipment, net		$1,225,879	$1,466,646

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $124,617 and $158,253, respectively. During the year ended December 31, 2020 the Company disposed of manufacturing equipment and recognized a loss of $218,150. During the year ended December 31, 2019, the Company sold equipment for proceeds of $11,442 and recognized a loss of $12,398.

Goodwill

The Company established goodwill in 2017 in connection with the Merger. The Company’s goodwill at December 31, 2020 and 2019 was $2.1 million. The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the years ended December 31, 2020 or 2019. As such, the Company believes goodwill is not impaired.

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

The Term Loan Facility carried interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 7.25% at December 31, 2020), with interest payable monthly. The monthly payments consisted of interest-only for the first 18 months, after which the Term Loan was payable in 24 equal monthly installments of principal, plus accrued interest. All outstanding principal and accrued and unpaid interest under the Term Loan was due and paid on February 9, 2021. The Term Loan may not be reborrowed.

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

At December 31, 2020 and 2019, $0.6 million and $4.4 million, respectively, of face value of the Term Loan was presented in the accompanying consolidated balance sheets net of current unamortized discounts and issuance costs of $2,735 and $91,879, and long-term unamortized discounts and issuance costs of $0 and $2,735, respectively.  Total interest expense recognized for the years ended December 31, 2020 and 2019 was $0.4 million and $1.0 million, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

In November 2020, the Company entered into a securities purchase agreement for the sale of units comprised of shares of common stock and a warrant to purchase shares of common stock in a private placement that resulted in gross proceeds to the Company of $18.0 million and net proceeds of $16.8 million after deducting placement agent and other offering expenses, for the issuance of 4,755,373 shares of common stock and warrants to purchase up to an additional 5,230,910 shares of common stock for a per unit price of $3.787. The private placement closed on November 18, 2020. The warrants will become exercisable on the date of issuance, have an exercise price of $4.31 per share and will expire five years from the date of issuance.

Equity Distribution Agreement

In March 2019, the Company entered into the Equity Distribution Agreement with JMP. Pursuant to the terms of the Equity Distribution Agreement, the Company was able to sell from time to time, at its option, shares of the Company’s common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million. Any sales of shares pursuant to the Equity Distribution Agreement were made under the Company’s effective “shelf” registration statement, which allowed it to sell debt or equity securities in one or more offerings up to a total public offering price of $75 million. In 2019, the Company issued 398,709 shares under the Equity Distribution Agreement generating gross proceeds of $2.3 million and net proceeds of $2.1 million after deducting legal and commission costs. There have been no issuances in 2020 under the Equity Distribution Agreement. As of December 31, 2020, $10.2 million remained available under the ATM Offering. Effective March 2, 2021, the Equity Distribution Agreement and ATM Offering was terminated.

Convertible Preferred Stock

Series A Preferred Stock

In December 2018, the Company entered into a purchase agreement with certain accredited investors for the private placement of $15.0 million of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) pending stockholders’ approval, which approval was subsequently obtained on February 19, 2019. Accordingly, the Company completed the private placement on February 20, 2019, raising $15.0 million through the issuance of 15,000 shares of Series A Preferred Stock. The Series A Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $2.60 per share, subject to certain adjustments. Holders of the Series A Preferred Stock will be entitled to an initial dividend rate of 8.0% per annum, which will stop accruing on the date of the FDA’s approval of the supplemental sNDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends are compounded quarterly and payable in cash or shares of Series A Preferred Stock at the Company’s option. The Series A Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends. The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. As a result of the excess value of the Company’s common stock on the issuance date over the conversion price of the Series A Preferred Stock, a beneficial conversion feature in the amount of $12.7 million was bifurcated from the host instrument and accounted for separately as an increase in additional paid-in capital in equity, and resulted in a deemed dividend during the year ended December 31, 2019 of $12.7 million which was accounted for as a decrease in additional paid-in capital in equity due to the Company’s accumulated deficit position. At December 31, 2020, the carrying value of the temporary equity was $13.7 million, net of $1.3 million in offering costs.

The Company recognized $1.3 million (or $0.14 per share) of total dividends on the Series A Preferred Stock during the year ended December 31, 2020. The Company recognized $1.1 million (or $0.12 per share) of total dividends on the Series A Preferred Stock during the year ended December 31, 2019.

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

The Series B Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. At December 31, 2020, the carrying value of the temporary equity was $7.7 million, net of $0.3 million in offering costs.

The Company recognized $0.4 million (or $0.04 per share) of total dividends on the Series B Preferred Stock during the year ended December 31, 2020. No dividends were recognized on common stock during any of the periods presented.

Warrants

In June 2017, the Company issued stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term, contain a cashless exercise provision, and are liability classified due the holders’ right to require the Company to repurchase the warrants for cash upon certain deferred fundamental transactions. See Note 8 for the fair value measurement of the warrant liability.

In connection with the entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (see Note 5). These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

In November 2020, the Company issued warrants to purchase 5,230,910 shares of common stock which have an exercise price of $4.31 per share, contain a cashless exercise provision, will expire five years from the date of issuance and are equity classified.

Stock Options

Following is a summary of option activities for the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,206,709	$17.93	6.97	$-
Granted	714,350	$5.76
Cancelled	(254,262)	$9.78
Outstanding, December 31, 2019	1,666,797	$13.96	7.22	$91,475
Granted	1,511,000	$4.03
Cancelled	(198,750)	$7.52
Outstanding, December 31, 2020	2,979,047	$9.35	7.84	$2,074,150

Exercisable, December 31, 2020	1,131,314	$17.34	5.38	$15,360

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants, and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. On November 10, 2020, the Company held its 2020 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan, to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 1,750,000 shares (the “Plan Amendment”). The Board of Directors of the Company previously approved the Plan Amendment on September 23, 2020, subject to stockholder approval. There are 3,000,000 shares authorized to be issued pursuant to the 2018 Plan, of which 957,650 shares are available for issuance under the 2018 Plan.

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

The Company granted 1,511,000 options during the year ended December 31, 2020 with an aggregate fair value of $4.3 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate range from 0.4% to 0.7%, (2) expected life of 6.0 years, (3) expected volatility of 81% to 84%, and (4) zero expected dividends.

The Company granted 714,350 options during the year ended December 31, 2019 with an aggregate fair value of $2.9 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate range from 1.9% to 2.5%, (2) expected life of 6.0 years, (3) expected volatility of 82%, and (4) zero expected dividends.

As of December 31, 2020, the Company had $4.8 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.5 years.

During the years ended December 31, 2020 and 2019, the Company recorded $1.3 million and $0.9 million, respectively, in total compensation expense related to the stock options. For the year ended December 31, 2020, $1.27 million of stock-based compensation expense was classified as general and administrative expenses and $0.02 million was classified as research and development expenses in the accompanying consolidated statement of operations. For the year ended December 31, 2019, $0.9 million of stock-based compensation expense was classified as general and administrative expenses and $3,607 was classified as research and development expenses in the accompanying consolidated statement of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements expiring on July 31, 2021, October 3, 2021, and June 30, 2024. The office leases require the Company to pay for its portion of taxes, maintenance, and insurance. Rental expense under these agreements was $0.4 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

All the Company’s existing leases as of December 31, 2020 are classified as operating leases. As of December 31, 2020, the Company has four operating leases for facilities and office equipment with remaining terms expiring from 2019 through 2024 and a weighted average remaining lease term of 2.0 years. Many of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. Weighted-average discount rates used in the calculation of the Company’s lease liability are approximately 9.5%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income, for the year ended December 31, 2020 consisted of the following:

Operating lease cost	$350,905
Sublease income	(243,217)
Total lease costs	$107,688

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:

2021	$262,850
2022	60,819
2023	60,264
2024	30,132
2025	-
Total	414,065

Discount factor	(38,842)
Total lease liability	375,223
Current lease liability	(241,039)
Non-current lease liability	$134,184

Patent License Agreement with the Board of Regents of the University of Texas (NSAIDs)

On January 8, 2003, the Company entered into a patent license agreement with the Board of Regents of The University of Texas System (“UT”), under which it acquired an exclusive license for several patents and patent applications both inside and outside of the United States relating to gastrointestinal safer formulations of NSAIDs. Additionally, the Company acquired worldwide rights to commercialize licensed products which allow for the Company to grant sublicenses subject to royalty payments.

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing, and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $0.3 million and $0.4 million related to the UT in the years ended December 31, 2020 and 2019, respectively.

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

Description	Balance at December 31, 2018	Established in 2019	Change in Fair Value	Balance at December 31, 2019

Warrant liability	$2,537,317	$-	$5,710,362	$8,247,679

Description	Balance at December 31, 2019	Established in 2020	Change in Fair Value	Balance at December 31, 2020

Warrant liability	$8,247,679	$-	$1,443,592	$9,691,271

The following table identifies the carrying amounts of such liabilities at December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$8,247,679	$8,247,679
Balance at December 31, 2019	$-	$-	$8,247,679	$8,247,679

	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$9,691,271	$9,691,271
Balance at December 31, 2020	$-	$-	$9,691,271	$9,691,271

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the years ended December 31, 2020 and 2019.

NOTE 9. INCOME TAXES

Income tax (expense) benefit for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred:
Federal	3,210,579	7,432,665
State	1,101,055	1,459,313
Foreign	-	-
Change in valuation allowance	(4,311,634)	(8,891,978)

Total Benefit for Income Taxes	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Stock-based compensation	$4,898,535	$4,514,806
Tax credit carryforwards	2,203,211	1,966,817
Net operating loss carryforwards	23,118,049	19,381,496
Intangible assets	598,762	564,880
Other	442,731	637,687
Total deferred tax assets	31,261,288	27,065,686

Deferred tax liabilities:
Property and equipment and right of use assets	215,199	331,231
Total deferred tax liabilities	215,199	331,231

Net deferred tax assets	31,046,039	26,734,455
Less valuation allowance	(31,046,039)	(26,734,455)
Total deferred tax assets (liabilities)	$-	$-

In connection with the adoption of ASC 842 in 2019 (see Note 3), the Company recorded, outside of the tax provision, deferred tax assets and deferred tax liabilities of $174,963 and $193,872, respectively, and reduced its valuation allowance by $18,909.

The following table reconciles the U.S. federal statutory income tax rate in effect for 2020 and 2019 and the Company's effective tax rate:

	Year Ended December 31, 2020	Year Ended December 31, 2019
U.S. federal statutory income tax expense (benefit)	21.0%	21.0%
State and local income tax, net of benefits	7.2%	6.8%
Change in fair value of derivatives	(2.7%)	(7.8%)
Change in tax rates	1.0	-
True-up and other	1.8%	23.3%
Change in valuation allowance for deferred income tax assets	(28.3%)	(43.3%)

Effective income tax rate	0.0%	0.0%

The Company had net operating loss carry-forwards of $97.7 million as of December 31, 2020, that may be offset against future taxable income. The carry-forwards will begin to expire in 2035. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership. The Company does not believe that it has any uncertain income tax positions.

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

As of December 31, 2020, the tax returns for the years from 2015 through 2019 remain open to examination by the Internal Revenue Service and various state authorities. ASC 740, “Income Taxes” requires that a valuation allowance is established when it is more likely than not that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the Section 382 limitation, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2020, and 2019. For the year ended December 31, 2020, the change in valuation allowance was $4.3 million.

As of December 31, 2020, and 2019, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax-related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2020 and 2019. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOTE 10. SUBSEQUENT EVENTS

SVB Term Loan Facility

As discussed in Note 5, on August 9, 2017, the Company entered into a Term Loan Facility with SVB pursuant to which the Company borrowed $7.5 million.  On February 9, 2021, the Company made a final payment of the outstanding principal balance and accrued interest.

Equity Distribution Agreement and ATM Offering
As discussed in Note 2, effective as of March 2, 2021, the Company terminated the JMP Equity Distribution Agreement and related “at-the-market” equity offering program.

Public Offering
As discussed in Note 2, on March 5, 2021, the Company completed the Public Offering, in which the Company issued and sold 7,875,000 shares of its common stock at a price to the public of $8.00 per share. Gross proceeds of the Public Offering were $63 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriters retained a 30-day option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission.

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

4.3

Form of Warrant to Purchase Common Stock issued by PLx Pharma Inc. in connection with the Securities Purchase Agreement among PLx Pharma Inc. and the investors set forth on the signature pages thereto, dated as of November 16, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 16, 2020).

4.4

Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 20, 2019 (File No. 001-36351)).

4.5

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020.

4.6	Description of Registered Securities.*

10.1	Employment Agreement with Natasha Giordano, dated January 1, 2016 (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

10.2

Amended and Restated Employment Agreement with Michael J. Valentino, dated April 1, 2016 (incorporated by Reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

10.3	PLx Pharma 2015 Omnibus Incentive Plan (incorporated by reference to Annex G to the Company’s Registration Statement on Form S-4 filed on January 25, 2017 (File No. 333-215684)).

10.4

Separation and Settlement Agreement and Release of All Claims between PLx Pharma Inc. and David E. Jorden, dated May 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 2, 2017 (File No. 001-36351)).

10.5	Executive Employment Agreement of Rita M. O’Connor, dated May 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2017 (File No. 001-36351)).

10.6	Amended and Restated Patent License Agreement, dated December 11, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2017 (File No. 001-36351)).

10.7

Amendment No. 1 to Amended and Restated Patent License Agreement, dated April 15, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2017 (File No. 001-36351)).

10.8

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

10.10	Form of Indemnification Agreement (incorporated by Reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

10.11	PLx Pharma Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018 (File No. 001-36351)).

10.12

PLx Pharma Inc. 2018 Incentive Plan, as amended (incorporated herein by reference to the Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed on September 25, 2020)(File No. 001-36351)).

10.13

Employment Agreement of Efthymios Deliargyris, dated as of August 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2018 (File No. 001-36351)).

10.14

Purchase Agreement, dated December 20, 2018, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-36351)).

10.15

Form of Securities Purchase Agreement, dated November 16, 2020, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2020 (File No. 001-36351)).

10.16

Registration Rights Agreement, dated December 20, 2018, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-36351)).

10.17

Form of Registration Rights Agreement, dated November 16, 2020, by and among the Company and the Investors set forth on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2020 (File No. 001-36351)).

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

10.24

Placement Agency Agreement, dated November 16, 2020, by and between the Company and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2020 (File No. 001-36351)).

10.25

Manufacturing Services Agreement, dated June 28, 2019, between the Company and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2019 (File No. 001-36351)).+

10.26

Termination of Equity Distribution Agreement, dated as of March 2, 2021, between the Company and JMP Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021 (File No. 001-36351)).

10.27

Underwriting Agreement, dated March 3, 2021, between the Company and Raymond James & Associates, Inc., as representative of the several underwriters listed on Schedule I thereto (incorporate by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed on March 3, 2021 (File No. 001-36351)).

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

Date: March 12, 2021

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: March 12, 2021

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

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	March 12, 2021
Natasha Giordano	Chief Executive Officer

/s/ Michael J. Valentino	Director and Executive Chairman of the Board	March 12, 2021
Michael J. Valentino

/s/ Gary Balkema	Director	March 12, 2021
Gary Balkema

/s/ Anthony Bartsh	Director	March 12, 2021
Anthony Bartsh

/s/ Robert Casale	Director	March 12, 2021
Robert Casale

/s/ Kirk Calhoun	Director	March 12, 2021
Kirk Calhoun

/s/ John W. Hadden II	Director	March 12, 2021
John W. Hadden II