Form 10-K/A
period 2020-12-31
PLx Pharma Inc.
filed 2021-04-30
CIK 1497504

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

As of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the Registrant (based upon the closing price of the Registrant’s common stock at that date as reported by the NASDAQ Capital Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $28.9 million.

As of April 27, 2021 there were 22,840,078 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note”.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to (i) update a risk factor previously included in Part I, Item 1A, (ii) amend and restate Part III, Items 10 through 14 and (iii) update the Exhibit index contained in Part IV, Item 15, of the previously filed Annual Report on Form 10-K of PLx Pharma Inc. (the “Company”) for the year ended December 31, 2020 (“Fiscal 2020”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

PART I

ITEM 1A. RISK FACTORS

The following risk factor in Part I, Item 1A of the Form 10-K is hereby amended and restated in its entirety as follows:

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2020, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 45.6% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these large stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Michael J. Valentino	67	Executive Chairman and Director
Natasha Giordano	60	President, Chief Executive Officer and Director
Rita O’Connor	52	Chief Financial Officer

Gary S. Balkema	65	Director
Anthony Bartsh	42	Director
Kirk Calhoun	77	Director
Robert Casale	62	Director
John W. Hadden II	51	Director

Michael J. Valentino.  Mr. Valentino has served as Executive Chairman of the Board of the Company (the “Board”) since July 2011 and brings over 40 years of experience in the healthcare industry, including a broad range of critical leadership positions at both major pharmaceutical companies and venture backed start-ups. In June 2003, Mr. Valentino successfully built start-up Adams Respiratory Therapeutics into a fully integrated specialty pharmaceutical company with more than $490 million in annual revenue and leading OTC brands such as Mucinex® and Delsym®. Under his leadership, Adams completed its initial public offering in July 2005, which was ranked by The Wall Street Journal as the No. 1 Health Care IPO in 2005, and in December 2007, the Company entered into a definitive agreement under which it would be acquired by Reckitt Benckiser, a world leader in household cleaning, health and personal care, for approximately $2.3 billion. Previously, Mr. Valentino was President and Chief Operating Officer at Alpharma, a leading global generic pharmaceutical company. Prior to joining Alpharma, he served as Executive Vice President, Global Head Consumer Pharmaceuticals for Novartis AG. He earlier served as President and Chief Operating Officer of Novartis Consumer Healthcare, North America. Mr. Valentino was also President of Pharmacia & Upjohn’s Consumer Products Division. Throughout his career, Mr. Valentino has been at the forefront of seven major prescription to OTC switches including such well known consumer brands as Benadryl®, Rogaine Extra Strength®, Motrin Jr.®, Nasalcrom®, Lamisil®, Voltaren (EU) and Mucinex®. He currently serves as a Board Member of Assisted4Living Inc. (ASSF: OTC), a post acute provider of healthcare from birth through end of life. Mr. Valentino has also served as Chairman of the Consumer Healthcare Products Association. We believe Mr. Valentino is qualified to serve as a director due to his extensive experience in sales, marketing, general management and knowledge of the consumer products and pharmaceutical industries.

Natasha Giordano. Ms. Giordano is our President, Chief Executive Officer and director since January 2016. She brings over 25 years of extensive experience in healthcare, including senior leadership positions and board director roles spanning across several pharmaceutical companies and sales and marketing service providers. Ms. Giordano serves as board director for Matinas BioPharma since September 2020, and previously served as a member of the Board of Directors of Aceto Corporation from December 2011 through October 2019. Ms. Giordano served as the Chief Executive Officer of ClearPoint Learning, Inc., a position she held from May 2015 through November 2015. She also served as a member of the Board of Directors of ClearPoint from December 2009 through November 2015. Previously, Ms. Giordano served as the Chief Executive Officer of Healthcare Corporation of America, from January 2014 through August 2014. From June 2009 to August 2012, Ms. Giordano served as Chief Operating Officer and then as Chief Executive Officer, President and as a member of the Board of Directors of Xanodyne Pharmaceuticals, Inc., a branded specialty pharmaceutical company with development and commercial capabilities focused on pain management and women’s health. Prior to that, she served as President, Americas for Cegedim Dendrite (formerly Dendrite International Inc.) from 2007 to 2008 and as Senior Vice President of the Global Customer Business Unit of Cegedim Dendrite from 2004 to 2007. She had been with Cegedim Dendrite since 2000 and served as Group President for the Global Business Unit for major customers, and Vice President of Global Sales. Earlier in her career, she worked nine years with Parke-Davis/Warner Lambert, then Pfizer, in several sales and marketing positions including Strategic Alliance management and Sales Integration. Ms. Giordano holds a Bachelor of Science degree in nursing from Wagner College. We believe Ms. Giordano is qualified to serve as a director due to her extensive experience in commercialization, general management and knowledge of the pharmaceutical and health care industries.

Rita M. O’Connor. Ms. O’Connor has served the Company as Chief Financial Officer since July 2017 and in August 2019 added manufacturing and supply chain to areas of responsibility. She brings over 25 years of finance leadership in both public and private pharmaceutical and over-the counter companies. Ms. O’Connor serves as a member of the Board of Directors and chairperson of the audit committee for uLab Systems since January 2021. Previously she served as Chief Financial Officer of Kent Place School, an all-girls college preparatory school, from July 2013 to June 2017. She was previously the Chief Financial Officer and Chief Information Officer at Xanodyne Pharmaceuticals, Inc., an integrated specialty pharmaceutical company focused on pain management and women’s health, prior to which she was Chief Financial Officer and Treasurer of Adams Respiratory Therapeutics, a specialty pharmaceutical company focused on OTC and prescription products for the treatment of respiratory disorders. Earlier in her career she held positions of increasing responsibility during a seven-year tenure at Schering-Plough Corporation. She began her career at Deloitte and Touche. Ms. O’Connor is a licensed certified public accountant and earned her Bachelor of Science in Accounting from Rutgers University.

Kirk Calhoun.  Mr. Calhoun has a background in auditing and accounting, and has served as a director and as chair of the Company’s audit committee since February 2016. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun currently serves as a member of the Board of Directors, as a member of the Compensation Committee and as Chair of the Audit Committee of NantHealth, Inc. and Ryerson Holding Corporation and previously served Great Basin Scientific, Inc., in the same capacities through 2017. Mr. Calhoun previously served on the boards and audit committees of six other public companies in the life sciences industry, including Abraxis Bioscience, Inc., Myogen, Inc., and Adams Respiratory Therapeutics, Inc. Mr. Calhoun also currently serves on the boards of three private companies in the life sciences industry. Mr. Calhoun received a B.S. in Accounting from the University of Southern California. We believe Mr. Calhoun is qualified to serve as a director due to his significant financial expertise and experience, particularly in the pharmaceutical industry.

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

Robert Casale.  Mr. Casale has served as a director of the Company since February 2016. Mr. Casale has over 30 years of healthcare experience. Mr. Casale is also the Chief Strategic Officer of Fresh Branding Group, a boutique advertising agency. Since July 2013, Mr. Casale has been an independent consultant specializing in consumer healthcare and pharmaceutical marketing, strategic planning and business development. He was the Co-founder and Chief Executive Officer of Scerene Healthcare, a company dedicated to marketing pure and efficacious anti-aging skin care and feminine hygiene products, from February 2009 to June 2012 when the assets were sold to Enaltus. Prior to Scerene, Mr. Casale was the Chief Operating Officer of Adams Respiratory Therapeutics. He joined Adams in 2004 as Vice President, Marketing and Business Development and was named Chief Operating Officer in 2006. In addition to developing the award winning Mr. Mucus advertising campaign, he led the diversification of the Adams’ portfolio of products by launching Mucinex D and DM, Mucinex for Children, Mucinex Nasal Spray. He also led the acquisition of the Delsym brand, which nearly doubled in sales after two years at Adams. Mr. Casale began his career in 1983 at a Wall Street law firm and joined the legal division of Warner Lambert in 1986. In 1993, he was appointed Warner-Lambert’s Vice President of Marketing for the company’s upper respiratory and gastrointestinal (GI) consumer products and oversaw several brands, including Benadryl, Sudafed, Zantac 75 and Rolaids. He also served as a global vice president for Warner-Lambert’s GI and skin care businesses. Following Warner-Lambert’s acquisition by Pfizer Inc., he served as Vice President, Strategic Planning and Business Development for Pfizer’s Consumer Healthcare Division. He was Chairman of Topaz Pharmaceuticals, which was sold to Sanofi Aventis in 2011, was on the Board of Directors of NextWave Pharmaceuticals, which was sold to Pfizer in 2012 and was on the Board of Directors of Insight Pharmaceuticals, which was sold to Prestige Brands in 2014. We believe Mr. Casale is qualified to serve as a director due to his significant marketing and management experience in the consumer products and pharmaceutical industries.

John W. Hadden II.  Mr. Hadden has served as a director of the Company since February 2016. Mr. Hadden is CEO and co-founder of ViroCell Biologics, an innovation-driven CDMO focused on manufacturing viral vectors and gene-modified cells for clients developing cell and gene-therapies, since November 2020. Mr. Hadden served as SVP Operations for Secura Bio, Inc. from May 2019 to September 2020. Between April 2017 and April 2019, Mr. Hadden consulted to several private biotechnology companies, Disruptive Capital,, and King’s Health Partners’ Hematology Institute, London. Mr. Hadden's extensive prior oncology and operating experience includes strategy, partnering, KOL outreach, clinical development, manufacturing, regulatory, intellectual property and capital raising. Mr. Hadden co-founded IRX Therapeutics, an immuno-oncology platform company, where he held roles of increasing responsibility, including CFO, COO, and CEO from January 2007 to March 2017. As CEO, he led the closing of a strategic transaction with Celgene Corporation. Mr. Hadden's M&A and capital raising experience was acquired in his first career as an investment banker at JP Morgan. Mr. Hadden earned his M.B.A. from Harvard Business School and a B.S. in Management, summa cum laude, from the A.B. Freeman School of Business, Tulane University. We believe Mr. Hadden is qualified to serve as a director due to his financial, investment banking, and extensive operating experience in the pharmaceutical industry.

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

Audit Committee. The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Balkema, Calhoun, and Hadden. Mr. Calhoun currently serves as Chairman of the Audit Committee. The Board has determined that Mr. Calhoun is an audit committee financial expert, as defined by the SEC rules, based on his past business experience and financial certifications. Each member of the Audit Committee is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee charter is posted in the “Investors – Corporate Governance” section of our website at www.plxpharma.com.

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under stock-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Balkema, Calhoun, Casale and Hadden. Mr. Casale currently serves as Chairman of the Compensation Committee. The Compensation Committee charter is posted in the “Investors – Corporate Governance” section of our website at www.plxpharma.com.

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

Delinquent Section 16(a) Reports

Based solely upon a review of the forms filed electronically with the SEC during Fiscal 2020, we believe that our directors, officers and holders of more than 10% of our Common Stock complied with all applicable filing requirements during Fiscal 2020, except that Level One Partners, LLC, a beneficial owner of more than 10% of our Common Stock, filed its Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2020 and 2019

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2020 and 2019 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Nonequity incentive plan compensation ($) (2)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (3)		Total ($)
Michael J. Valentino	2020	$250,000	$-	$-	$696,800	$156,250	$-	$-		$1,103,050
Executive Chairman and Director	2019	$234,375	$-	$-	$327,200	$118,750	$-	$-		$680,325

Natasha Giordano	2020	$530,000	$-	$-	$1,524,250	$364,375	$-	$17,953	(4)	$2,436,578
President, Chief Executive Officer and Director	2019	$468,750	$-	$-	$865,751	$265,000	$-	$20,353	(4)	$1,619,854

Rita M. O'Connor	2020	$385,000	$-	$-	$757,770	$240,625	$-	$12,500		$1,395,895
Chief Financial Officer	2019	$347,917	$-	$-	$505,831	$192,500	$-	$12,500		$1,058,748

(1)

Value of stock options awards was calculated using Black Scholes pricing model with assumptions discussed in Note 6 to the Company’s financial statements as of and for the year ended December 31, 2020.

(2)	Amounts related to incentive compensation earned in 2020 and 2019 based on performance criteria established by the Board and paid in 2021 and 2020.

(3)	Includes automobile allowance.

(4)	Includes the dollar value of insurance premiums paid by, or on behalf of, the Company with respect to life insurance.

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

Rita O’Connor, Chief Financial Officer

Ms. O’Connor entered into an employment agreement with the Company, effective as of July 1, 2017, as amended on March 16, 2018, and as further amended on March 7, 2019, providing for a base salary of $325,000 per year effective February 1, 2019, subject to annual review by the Board. Ms. O’Connor is also eligible for a potential incentive award bonus of up to 50% (or a higher or lower amount if so determined by the Board) of her base salary on an annualized basis. Ms. O’Connor is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Ms. O’Connor’s employment agreement also provides for a grant of an initial stock option award equal to 60,000 shares of Common Stock, of which 20,000 vested on each of July 1, 2018 and July 1, 2019, and July 1, 2020, generally subject to Ms. O’Connor’s continued employment. The options have an exercise price per share of $6.28, with a term of ten years from the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of December 31, 2020:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Michael J. Valentino	4/19/2017	112,509	-	$12.44	7/22/2025
Executive Chairman and Director	3/14/2019(1)	26,666	53,334	$5.79	3/14/2029
	3/20/2020(1)	-	80,000	$2.16	3/20/2030
	11/18/2020(1)	-	160,000	$5.15	11/18/2030

Natasha Giordano	4/19/2017	216,580	-	$12.44	9/25/2025
President, Chief Executive Officer and Director	8/11/2017	86,872	-	$6.72	8/11/2027
	3/14/2019(1)	70,558	141,117	$5.79	3/14/2029
	3/20/2020(1)	-	175,000	$2.16	3/20/2030
	11/18/2020(1)	-	350,000	$5.15	11/18/2030

Rita M. O'Connor	7/1/2017	60,000	-	$6.28	7/1/2027
Chief Financial Officer	3/14/2019(1)	41,225	82,450	$5.79	3/14/2029
	3/20/2020(1)	-	87,000	$2.16	3/20/2030
	11/18/2020(1)	-	174,000	$5.15	11/18/2030

(1)	The option awards vest in three equal installments on the three anniversary dates following the grant date, generally subject to such named executive officer’s continued employment with the Company.

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

Compensation of Non-Employee Directors for Fiscal 2020

The following table presents a summary of the compensation earned by each non-employee director receiving compensation who served on the Board during Fiscal 2020:

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)
Gary Balkema	50,000	174,200	-	224,200
Kirk Calhoun	55,000	174,200	-	229,200
Robert Casale	50,000	174,200	20,000	244,200
John Hadden II	40,000	174,200	-	214,200
Anthony Bartsh	-	-	-	-

Cash Retainer Compensation

Non-employee members of our Board receiving compensation are paid an annual cash retainer for their service, with additional compensation for chairing a committee of the Board. In addition, Mr. Casale received compensation for additional services. The compensation paid to the non-employee members of the Board receiving compensation is indicated in the chart below:

2020 Director Cash Compensation
Director Annual Retainer (all)	$40,000
Additional Annual Retainer to Audit Committee Chairperson	$15,000
Additional Annual Retainer to Compensation Committee Chairperson	$10,000
Additional Annual Retainer to Nominating and Governance Committee Chairperson	$10,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 27, 2021 by:

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

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock (1)
5% or Greater Shareholders
Level One Partners, LLC(2)	2,290,306	9.99%
MSD Partners, L.P. (3)	2,304,131	9.90%
Park West Asset Management LLC(4)	2,371,218	9.99%
White Rock Capital Management L.P.(5)	2,387,306	9.99%

Directors and Named Executive Officers
Michael J. Valentino(6)	999,680	4.28%
Natasha Giordano(7)	503,988	2.16%
Rita O’Connor(8)	184,420	*
Gary S. Balkema(9)	34,447	*
Anthony Bartsh	-	-
Kirk Calhoun(10)	30,677	*
Robert Casale(11)	31,712	*
John W. Hadden II(12)	32,692	*
All current executive officers and directors as a group (8 persons)(13)	1,817,616	7.53%

* Represents holdings of less than 1% of shares outstanding.

(1)

The applicable percentage of ownership for each beneficial owner is based on 22,840,078 shares of Common Stock outstanding as of April 27, 2021. Shares of our Common Stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Based on information contained in a report on Form 3 filed jointly by Level One Partners, LLC, Robert D. Hardie and Molly G. Hardie (collectively, the “Level One Parties”) on March 16, 2021. Consists of (i) 1,320,306 shares of Common Stock, (ii) 875,000 shares of Common Stock held by Mr. Hardie, and (iii) 1,452,337 shares of Common Stock issuable upon exercise of the 2020 Private Placement Warrants (as defined below), subject to the limitations described below. The 2020 Private Placement Warrants contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result of the foregoing, the Level One Parties may be deemed to beneficially own (i) 1,320,306 shares of Common Stock held by the Level One Parties, (ii) 875,000 shares of Common Stock held by Mr. Hardie, and (iii) 95,000 shares of Common Stock out of the 1,452,337 shares of Common Stock underlying the 2020 Private Placement Warrants. Robert D. Hardie and Molly G. Hardie may be deemed to share voting and dispositive power with respect to the securities beneficially held by Level One Partners, LLC. The address of each of Level One Partners, LLC, Mr. Hardie and Ms. Hardie is 210 Ridge McIntire Road, Suite 350 Charlottesville, Virginia 22903.

(3)

Based on information contained in a report on Schedule 13G filed jointly by MSD Partners, L.P. (“MSD Partners”) and MSD Credit Opportunity Master Fund, L.P. (“MSD Credit Opportunity Master Fund” and together with MSD Partners, “MSD”) on May 26, 2020 and information provided to us by MSD. Consists of (i) 1,875,000 shares of Common Stock and (ii) subject to the limitations described below, 2,000 shares of Series B Preferred stock, convertible into 645,161 shares of Common Stock. The Series B Preferred Stock contains a provision prohibiting conversion to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.9% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion. As a result of the foregoing, MSD may be deemed to beneficially own (i) 1,875,000 shares of Common Stock and (ii) 429,131 out of the 645,161 shares of Common Stock underlying the Series B Preferred Stock. MSD Partners is the investment manager of, and may be deemed to beneficially own securities beneficially owned by MSD Credit Opportunity Master Fund. MSD Partners (GP), LLC (“MSD GP”) is the general partner of, and may be deemed to beneficially own securities beneficially owned by, MSD Partners. Each of John Phelan and Marc R. Lisker is a manager of, and may be deemed to beneficially own securities beneficially owned by, MSD GP.

(4)

Based on information contained in a report on Schedule 13D/A filed jointly by Park West Asset Management LLC (“PWAM”), Park West Investors Master Fund, Limited (“PWIMF”), Park West Partners International, Limited (“PWPI” and, together with PWIMF, the “PW Funds”) and Peter S. Park on May 15, 2020. Consists of 1,332,191 shares of Common Stock and, subject to the limitations described below, 13,565 shares of Series A Preferred Stock, convertible into 5,217,307 shares of Common Stock, warrants to purchase up to 902,528 shares of Common Stock, and 5,450 shares of Series B Preferred stock, convertible into 1,758,064 shares of Common Stock held by PWIMF; and PWPI held 141,027 shares of Common Stock and, subject to the limitations described below, 1,435 shares of Series A Preferred Stock, convertible into 551,923 shares of Common Stock, warrants to purchase up to 115,653 shares of Common Stock, and 550 shares of Series B Preferred stock, convertible into 177,419 shares of Common Stock. Each of the Series A Preferred Stock and Series B Preferred Stock contain a provision prohibiting conversion to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.9% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion. The warrants expire on June 14, 2027 and contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result of the foregoing, PWAM and Mr. Park may be deemed to beneficially own 1,473,218 shares of Common Stock, 898,000 out of the 7,704,713 shares of Common Stock underlying the Series A Preferred Stock and Series B Preferred Stock and 0 out of the 1,018,181 shares of Common Stock underlying the warrants, held in the aggregate by the PW Funds; and PWIMF may be deemed to beneficially own 1,332,191 shares of Common Stock, 1,054,504 out of the 6,975,371 shares of Common Stock underlying the Series A Preferred Stock and Series B Preferred Stock and 0 out of the 902,528 shares of Common Stock underlying the warrants. Each of Mr. Park and PWAM has shared power to vote or direct the vote of 1,473,218 shares of Common Stock. Each of Mr. Park and PWAM has shared power to dispose or direct the disposition of 1,473,218 shares of Common Stock. PWIMF has shared power to vote or direct the vote of 1,332,191 shares of Common Stock. PWIMF has shared power to dispose or direct the disposition of 1,332,191 shares of Common Stock. PWAM is the investment manager to PWIMF and PWPI, and Mr. Park is the sole member and manager of PWAM. Each of PWAM and Mr. Park specifically disclaims beneficial ownership in the shares of Common Stock reported herein except to the extent of their pecuniary interest therein. The address of Mr. Park, PWAM, PWIMF and PWPI is c/o Park West Asset Management LLC, 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(5)

Based on information contained in a report on Schedule 13G filed jointly by White Rock Capital Management, L.P. (“White Rock Management”), White Rock Capital Partners, L.P. (“White Rock Partners”), White Rock Capital (TX), Inc., corporation (“White Rock, Inc.”), Thomas U. Barton, and Joseph U. Barton (collectively, “White Rock”) on November 16, 2020. Consists of (i) 1,320,306 shares of Common Stock and, subject to the limitations described below, (ii) warrants to purchase 1,452,337 shares of Common Stock issuable upon exercise of the 2020 Private Placement Warrants and (iii) warrants to purchase 436,364 shares of Common Stock issuable upon exercise of a warrant issued in 2017 (together with the 2020 Private Placement Warrants, the “Warrants”). The Warrants contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result of the foregoing, White Rock may be deemed to beneficially own 1,320,306 shares of Common Stock and 1,067,000 out of the 1,888,701 shares of Common Stock issuable upon exercise of the Warrants. White Rock Management may be deemed to exercise voting and/or dispositive power over the shares held for the account of White Rock Partners. The general partner of White Rock Partners is White Rock Management, the general partner of which is White Rock, Inc. Thomas U. Barton and Joseph U. Barton are the shareholders of White Rock, Inc. In such capacities, each of Thomas U. Barton and Joseph U. Barton may be deemed to be the beneficial owner of the shares held for the account of White Rock Partners. The address and principal business office of each of White Rock Management, White Rock, Inc., White Rock Partners, Thomas U. Barton and Joseph U. Barton is 3131 Turtle Creek Boulevard, Suite 800, Dallas, Texas 75219.

(6)

Consists of 486,690 shares of Common Stock, options to purchase 192,509 shares of Common Stock exercisable within 60 days of April 27, 2021 and warrants to purchase 320,481 shares of Common Stock exercisable within 60 days of April 27, 2021.

(7)	Consists of 1,086 shares of Common Stock and options to purchase 502,902 shares of Common Stock exercisable within 60 days of April 27, 2021.

(8)	Consists of 12,970 shares of Common Stock and options to purchase 171,450 shares of Common Stock exercisable within 60 days of April 27, 2021.

(9)	Consists of 5,445 shares of Common Stock and options to purchase 29,002 shares of Common Stock exercisable within 60 days of April 27, 2021.

(10)	Consists of 1,675 shares of Common Stock and options to purchase 29,002 shares of Common Stock exercisable within 60 days of April 27, 2021.

(11)	Consists of 2,710 shares of Common Stock and options to purchase 29,002 shares of Common Stock exercisable within 60 days of April 27, 2021.

(12)	Consists of 3,690 shares of Common Stock and options to purchase 29,002 shares of Common Stock exercisable within 60 days of April 27, 2021.

(13)

Consists of 514,266 shares of Common Stock, options to purchase 982,869 shares of Common Stock exercisable within 60 days of April 27, 2021 and warrants to purchase 320,481 shares of Common Stock exercisable within 60 days of April 27, 2021.

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

Preferred Stock Transactions

Anthony Bartsh, one of our directors, is an employee of PWAM, the holder of all of the Company’s Series A Preferred Stock and a majority of the Company’s Series B Preferred Stock. On December 20, 2018, the Company entered into a Purchase Agreement (the “Series A Purchase Agreement”) with Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”) and Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI” and together with PWIMF, the “Series A Investors”), at a time when Mr. Bartsh was not a director of the Company. On February 20, 2019, pursuant to the Series A Purchase Agreement, the Company issued 15,000 shares of the Company’s newly created Series A Preferred Stock to the Series A Investors at a price of $1,000 per share, for an aggregate purchase consideration of $15.0 million. The terms, rights, obligations and preferences of the Series A Preferred Stock are set forth in the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (the “Series A Certificate of Designation”).

Pursuant to the Series A Certificate of Designation, the holders of the Series A Preferred Stock have the right, voting separately as a class, to elect a Series A Director to the Board, for so long as PWAM and its affiliates hold at least twenty-five percent (25%) of the issued and outstanding Series A Preferred Stock. The Series A Preferred Stockholders nominated and appointed Mr. Bartsh in March 2019 to serve as the Series A Director.

On March 13, 2020, the Company entered into a Purchase Agreement (the “Series B Purchase Agreement”) with the Series A Investors and MSD Credit Opportunity Master Fund (collectively, the “Series B Investors”). On May 15, 2020, pursuant to the Series B Purchase Agreement, the Company issued 8,000 shares of the Company’s newly created Series B Preferred Stock to the Series B Investors at a price of $1,000 per share, for an aggregate purchase consideration of $8.0 million. The terms, rights, obligations and preferences of the Series B Preferred Stock are set forth in the Series B Certificate of Designation.

Pursuant to the Series B Certificate of Designation, the holders of the Series B Preferred Stock have the right, voting separately as a class, to elect a Series B Director, for so long as PWAM and its affiliates hold at least twenty-five percent (25%) of the issued and outstanding Series B Preferred Stock. However, for so long as PWAM has the right to elect a Series A Director, the Series B Director shall be the same individual as the Series A Director.

Private Placement

On November 16, 2020, the Company entered into a securities purchase agreement with certain institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 4,755,373 immediately separable units (the “Units”), with each Unit being comprised of (i) one share of the Company’s Common Stock and (ii) a warrant to purchase 1.1 shares of Common Stock (the “2020 Private Placement Warrants”), at a price per Unit of $3.787, for gross proceeds of approximately $18 million (the “Private Placement”). Michael Valentino, one of our executive officers, purchased 264,900 Units for an aggregate Unit purchase price of approximately $1,003,176in the Private Placement.

Public Offering

On March 3, 2021, the Company entered into an Underwriting Agreement with Raymond James & Associates, Inc., as representative of the underwriters identified therein, pursuant to which the Company agreed to issue and sell 7,875,000 shares of Common Stock at a public offering price of $8.00 per share (the “Offering”). Michael Valentino, one of our executive officers, purchased 25,000 shares of our Common Stock in the Offering at the public offering price of $8.00 per share, for a total of $200,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Marcum LLP, our independent registered public accounting firm for fiscal years 2020 and 2019. There were no other professional services rendered or fees billed by Marcum LLP for fiscal years 2020 and 2019.

Services Rendered	2020	2019
Audit Fees(1)	$100,000	$100,000
Audit-Related Fees(2)	$10,475	$21,000
Tax Fees(3)	$21,000	$28,630

(1)

These fees include the audits of our annual consolidated financial statements and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2020 and 2019 .

(2)

These audit-related fees in 2020 relate to the registration statements on Form S-3 filed with the SEC in June 2020 and January 2021. The fees in 2019 relate to the registration statement on Form S-3 filed with the SEC in March 2019.

(3)	The tax fees in 2020 relate to filings for fiscal year 2019. The fees in 2019 relate to 2018 and 2017.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm are subject to pre-approval by our Audit Committee. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Marcum LLP for fiscal years 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2020 and 2019, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, are set forth on pages F-1 through F-19 of this Form 10-K.

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

4.5	Description of Registered Securities (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

10.1	Employment Agreement with Natasha Giordano, dated January 1, 2016 (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

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

21.1	Subsidiaries of the Company (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

23.1	Consent of Marcum LLP (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

31.2

Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

101.INS	XBRL Instance Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

101.SCH	XBRL Taxonomy Extension Schema Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

101.LAB	XBRL Taxonomy Label Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2020).

+	Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLx Pharma Inc.

By:	/s/ Natasha Giordano
Natasha Giordano
President and Chief Executive Officer
(principal executive officer)

Date: April 30, 2021

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: April 30, 2021

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	April 30, 2021
Natasha Giordano	Chief Executive Officer

*	Director and Executive Chairman of the Board	April 30, 2021
Michael J. Valentino

*	Director	April 30, 2021
Gary Balkema

*	Director	April 30, 2021
Anthony Bartsh

*	Director	April 30, 2021
Robert Casale

*	Director	April 30, 2021
Kirk Calhoun

*	Director	April 30, 2021
John W. Hadden II

* By /s/ Rita O’Connor
Rita O’Connor, Attorney-in-fact