Form 10-Q
period 2021-03-31
PLx Pharma Inc.
filed 2021-05-14
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 11, 2021, there were 22,840,078 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION	5

Item 1.	Consolidated Financial Statements (unaudited)	5

	Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	5

	Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020 (unaudited)	6

	Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 and 2020 (unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II -	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosure	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

	Signatures	25

	Certificates

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this quarterly report, we refer to PLx Pharma Inc., together with its subsidiary, as the “Company,” “we,” “our” or “us.” All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to bring our lead product candidates, VAZALORE™ 325 mg and VAZALORE™ 81 mg (referred to together as “VAZALORE”), to market-readiness;
●	our ability to maintain regulatory approval of VAZALORE and any future product candidates;
●	the benefits of the use of VAZALORE;
●	the projected dollar amounts of future sales of established and novel gastrointestinal(“GI”)-safer technologies for non-steroidal anti-inflammatory drugs (“NSAIDs”) and other analgesics;
●	our ability to successfully commercialize our VAZALORE products, or any future product candidates;
●	the rate and degree of market acceptance of our VAZALORE products or any future product candidates;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to scale up manufacturing of our VAZALORE products to commercial scale;
●	our ability to successfully build a specialty sales force and commercial infrastructure or collaborate with a firm that has these capabilities;
●	our ability to compete with companies currently producing GI-safer technologies for NSAIDs and other analgesics;
●	our reliance on third parties to conduct our clinical studies;
●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;
●	our reliance on our collaboration partners’ performance over which we do not have control;
●	our ability to retain and recruit key personnel, including development of a sales and marketing function;
●	our ability to obtain and maintain intellectual property protection for our VAZALORE products or any future product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
●	our ability to identify, develop, acquire and in-license new products and product candidates;
●

our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations, including but not limited to any milestone payments or royalties;

●	legal, political, judicial and regulatory changes;
●	any impact of the COVID-19 pandemic on our business and financial results;
●	our financial performance; and
●	developments and projections relating to our competitors or our industry.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

PLx Pharma Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,423,464	$22,448,651
Inventory	143,380	143,380
Prepaid expenses and other current assets	300,556	393,470
TOTAL CURRENT ASSETS	84,867,400	22,985,501
NON-CURRENT ASSETS
Property and equipment, net	1,125,719	1,225,879
Right of use assets	249,738	327,161
Goodwill	2,061,022	2,061,022
Security deposit	17,036	17,036
TOTAL ASSETS	$88,320,915	$26,616,599

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$962,608	$862,568
Accrued bonuses	246,647	1,184,823
Accrued interest	-	597,411
Term loan, net of discount and fees	-	622,265
Other current liabilities	199,939	275,247
TOTAL CURRENT LIABILITIES	1,409,194	3,542,314
NON-CURRENT LIABILITIES
Warrant liability	17,626,158	9,691,271
Accrued dividends	3,118,066	2,795,795
Other liabilities	121,651	134,184
TOTAL LIABILITIES	22,275,069	16,163,564

Series A convertible preferred stock: $0.001 par value; liquidation value of $17,603,176; 45,000 shares authorized, 15,000 issued and outstanding	13,661,578	13,661,578
Series B convertible preferred stock: $0.001 par value; liquidation value of $8,514,890; 25,000 shares authorized, 8,000 and 0 issued and outstanding	7,723,312	7,723,312

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 22,836,333 and 13,911,633 shares issued and outstanding, respectively	22,836	13,912
Additional paid-in capital	158,327,448	91,203,050
Accumulated deficit	(113,689,328)	(102,148,817)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	44,660,956	(10,931,855)
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$88,320,915	$26,616,599

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES:
Federal grant	$-	$2,523
TOTAL REVENUES	-	2,523

OPERATING EXPENSES:
Research and development	959,503	513,914
General and administrative	2,636,329	2,493,251
TOTAL OPERATING EXPENSES	3,595,832	3,007,165
OPERATING LOSS	(3,595,832)	(3,004,642)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(9,792)	(98,525)
Change in fair value of warrant liability	(7,934,887)	4,599,253
TOTAL OTHER INCOME (EXPENSE)	(7,944,679)	4,500,728

INCOME (LOSS) BEFORE INCOME TAXES	(11,540,511)	1,496,086
Income taxes	-	-
NET INCOME (LOSS)	(11,540,511)	1,496,086

Preferred dividends	(322,271)	(320,290)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,862,782)	$1,175,796

Net income (loss) per common share - basic	$(0.73)	$0.08
Net income (loss) per common share - diluted	$(0.73)	$0.08

Weighted average shares of common shares - basic	16,361,583	9,156,260
Weighted average shares of common shares - diluted	16,361,583	9,216,667

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2021 and 2020

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2020	15,000	$13,661,578	8,000	$7,723,312	13,911,633	$13,912	$91,203,050	$(102,148,817)	$(10,931,855)

Stock-based compensation expense							573,722		573,722
Series A Preferred - declared dividends							(217,206)		(217,206)
Series B Preferred - declared dividends							(105,065)		(105,065)
Public offering					8,924,700	8,924	66,872,947		66,881,871
Net loss								(11,540,511)	(11,540,511)

Balance at March 31, 2021	15,000	13,661,578	8,000	7,723,312	22,836,333	$22,836	$158,327,448	$(113,689,328)	$44,660,956

Balance at December 31, 2019	15,000	$13,661,578	15,000	$13,661,578	9,156,260	$9,156	$74,837,046	$(86,938,163)	$(12,091,961)

Stock-based compensation expense							272,537		272,537
Series A Preferred - declared dividends							(320,290)		(320,290)
Net income								1,496,086	1,496,086

Balance at March 31, 2020	15,000	$13,661,578	15,000	$13,661,578	9,156,260	$9,156	$74,789,293	$(85,442,077)	$(10,643,628)

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,540,511)	$1,496,086
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	26,555	31,868
Stock-based compensation	573,722	272,537
Amortization of right of use assets	77,423	70,069
Amortization of debt discounts and issuance costs	2,735	34,969
Change in fair value of warrant liability	7,934,887	(4,599,253)
Loss on disposal of property and equipment	28,363	-
Changes in operating assets and liabilities
Accounts receivable	-	16,160
Prepaid expenses and other assets	138,156	14,671
Accounts payable and accrued liabilities	100,040	(210,851)
Accrued bonuses	(938,176)	(849,187)
Accrued interest	(597,411)	20,853
Other current and long-term liabilities	(87,841)	(72,609)
Net cash used in operating activities	(4,282,058)	(3,774,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(2,346)
Net cash used in investing activities	-	(2,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	66,881,871	-
Repayments of long-term debt	(625,000)	(937,500)
Net cash provided by (used in) financing activities	66,256,871	(937,500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,974,813	(4,714,533)
Cash and cash equivalents, beginning of period	22,448,651	14,001,304
Cash and cash equivalents, end of period	$84,423,464	$9,286,771

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$601,951	$90,006

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment included in accounts payable	$-	$43,518
Preferred stock dividends	$322,271	$320,290

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc., together with its subsidiary PLx Opco Inc., is a specialty pharmaceutical company focusing on commercializing two Food and Drug Administration (“FDA”) approved, patent-protected lead products, VAZALORE™ 325 mg and VAZALORE™ 81 mg (referred to together as “VAZALORE”), for over-the-counter distribution and is the first ever liquid-filled aspirin capsule.

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

The Company has not experienced any significant negative impact on its March 31, 2021 unaudited consolidated financial statements related to COVID-19.

NOTE 2. LIQUIDITY

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

The Company has not generated any revenue from the sale of products and has incurred operating losses in each year since it commenced operations. The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the commercialization of VAZALORE. As of March 31, 2021, the Company had working capital of $83.5 million, including cash and cash equivalents of $84.4 million.

Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, the Company’s cash on hand at March 31, 2021 support that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigate the substantial doubt consideration.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2020 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PLx Opco Inc. All significant intercompany balances and transactions have been eliminated within the consolidated financial statements.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, the impairment assessment of goodwill, the fair value of warrant liability, the fair value of stock-based compensation, allowance for inventory obsolescence, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of March 31, 2021, the Company had cash and cash equivalents of $84.4 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in first-out method based on actual costs. Inventory as of March 31, 2021 and December 31, 2020 was comprised primarily of raw materials for the manufacture of VAZALORE. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence based on estimates of net realizable value, no allowance for obsolete inventory was necessary as of March 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the Term Loan (as defined in Note 4) as of December 31, 2020 approximates its face value of $0.6 million based on the Company’s current financial condition and on the variable nature of the Term Loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 7.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in right of use assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of March 31, 2021, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the three months ended March 31, 2021 and 2020.

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

The Company’s sole revenue arrangement is a cost-reimbursable federal grant with the National Institutes of Health. This federal grant was completed in the second quarter of 2020. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $0 and $2,523 of revenue under this arrangement during the three months ended March 31, 2021 and 2020, respectively.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any contract assets or liabilities as of March 31, 2021 and December 31, 2020.

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with manufacturing and regulatory activities and include fees paid to various entities that perform research-related services for the Company.

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

The Company has calculated basic and diluted earnings per share for the three months ended March 31, 2020 as follows:

	Basic earnings per share	Diluted earnings per share
Net income	$1,496,086	$1,496,086

Preferred stock dividends	(320,290)	(320,290)
Impact of participation rights	(479,236)	(479,236)

Net income available for common shares	$696,560	$696,560

Weighted average outstanding common shares	9,156,260	9,156,260

Impact of stock options	-	60,407

Weighted average outstanding common shares	9,156,260	9,216,667

Earnings per share	$0.08	$0.08

Due to net losses, none of the potential dilutive securities had a dilutive impact during the three months ended March 31, 2021.

The number of anti-dilutive shares for the three months ended March 31, 2021 and 2020 was 20.5 million and 11.2 million, respectively, consisting of common shares underlying (i) common stock options of 3.0 million and 2.2 million, respectively, (ii) stock purchase warrants of 7.9 million and 2.7 million, respectively, and (iii) convertible preferred stock of 9.6 million and 6.3 million, respectively, which have been excluded from the computation of diluted income (loss) per share..

Recent Adopted Accounting Standards

In November 2019, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standards Update ("ASU") 2019-12) simplifying the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss the year. The amendments also simplify accounting for income taxes by doing the following: 1) requiring that an entity recognize a franchise tax or similar tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and 5) making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance is effective for reporting periods beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted the provisions of ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on its financial position, results of operations and cash flows.

Unadopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40) that provides new guidance on the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company will evaluate the impact on the consolidated financial statements.

The Company does not believe that any recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the unaudited consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4. DEBT

Term Loan Facility

On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). The Company borrowed $7.5 million under the Term Loan.  The Term Loan Facility carried interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 7.25% through payment on February 9, 2021), with interest payable monthly. The Term Loan Facility included a final payment fee equal to 8.0% of the original principal amount (“Final Payment Fee”), which was accrued using the effective interest method over the term. All outstanding principal, interest and Final Payment Fee under the Term Loan was due and paid on February 9, 2021. The Term Loan may not be reborrowed.

As of December 31, 2020, $0.6 million of the face value of the Term Loan was outstanding and was presented in the accompanying unaudited consolidated balance sheet net of current unamortized discounts and issuance costs of $2,735. Total interest expense recognized for the three months ended March 31, 2021 and 2020 was $11,177 and $145,828, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

On March 5, 2021 the Company completed an underwritten public offering in which the Company issued and sold 7,875,000 shares of its common stock at a price to the public of $8.00 per share (the "Offering"). Gross proceeds of the Offering were $63 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company and resulted in net proceeds of $59 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriters retained a customary 30-day overallotment option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission. The overallotment option was exercised on March 16, 2021 for 1,049,700 shares with gross proceeds of $8.4 million and net proceeds of $7.9 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Convertible Preferred Stock

Series A Preferred Stock

In December 2018, the Company entered into a purchase agreement with certain accredited investors for the private placement of $15.0 million of Series A Preferred Stock pending stockholders' approval, which approval was subsequently obtained on February 19, 2019. Accordingly, the Company completed the private placement on February 20, 2019, raising $15.0 million through the issuance of 15,000 shares of Series A Preferred Stock. The Series A Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $2.60 per share, subject to certain adjustments. Holders of the Series A Preferred Stock are entitled to an initial dividend rate of 8.0% per annum, which ended on February 26, 2021, the date of the FDA’s approval of the supplemental NDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends are compounded quarterly and payable in cash or shares of Series A Preferred Stock at the Company’s option. The Series A Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. At March 31, 2021, the carrying value of the temporary equity was $13.7 million, net of $1.3 million in offering costs.

The Company recognized $217,206 (or $0.01 per share) and $320,290 (or $0.03 per share) of total dividends on the Series A Preferred Stock during the three months ended March 31, 2021 and 2020, respectively.

Series B Preferred Stock

In March 2020, the Company entered into a purchase agreement with certain accredited investors for the private placement of $8.0 million of Series B Preferred Stock pending stockholders' approval, which approval was subsequently obtained on May 15, 2020. Accordingly, the Company completed the private placement on May 15, 2020, raising $8.0 million through the issuance of 8,000 shares of Series B Preferred Stock. The Series B Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $3.10 per share, subject to certain adjustments. Holders of the Series B Preferred Stock are entitled to an initial dividend rate of 8.0% per annum, which ended on February 26, 2021, the date of the FDA’s approval of the supplemental NDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends are compounded quarterly and payable in cash or shares of Series B Preferred Stock at the Company’s option. The Series B Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

The Series B Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features. At March 31, 2021, the carrying value of the temporary equity was $7.7 million, net of $0.3 million in offering costs.

The Company recognized $105,065 (or $0.01 per share) and $0 of total dividends on the Series B Preferred Stock during the three months ended March 31, 2021 and 2020, respectively.

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

Stock Options

Following is a summary of stock option activities for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	2,979,047	$9.35	7.84	$2,074,150
Granted	54,000	$5.38
Exercised, cancelled, or forfeited	-
Outstanding, March 31, 2021	3,033,047	$9.28	7.64	$9,797,453

Exercisable, March 31, 2021	1,481,097	$14.21	5.92	$2,887,420

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants, and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. There are 3,000,000 shares authorized to be issued pursuant to the 2018 Plan, of which 903,650 shares remain available for issuance.

The Company granted 54,000 options during the three months ended March 31, 2021 with an aggregate fair value of $0.2 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate of 0.62%, (2) expected life of 6.0 years, (3) expected volatility of 87%, and (4) zero expected dividends. As of March 31, 2021, the Company had $4.4 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.2 years.

During the three months ended March 31, 2021 and 2020, the Company recorded $573,722 and $272,537, respectively, in total stock-based compensation expense related to the stock options. Substantially all stock-based compensation expense is classified as general and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring on July 31, 2021, October 3, 2021, and June 30, 2024. The office leases require the Company to pay for its portion of taxes, maintenance, and insurance. Rental expense under these agreements was $88,035 and $87,601 for the three months ended March 31, 2021 and 2020, respectively.

All the Company’s existing leases as of March 31, 2021 are classified as operating leases and have a weighted average remaining lease term of 2.0 years. Certain of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability is 9.5%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income, for the three months ended March 31, 2021 consisted of the following:
Operating lease cost	$88,035
Sublease income	(62,582)
Total lease costs	$25,453

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:
2021	166,785
2022	60,819
2023	60,264
2024	30,132
Total	318,000

Discount factor	(30,618)
Lease liability	287,382
Current lease liability	(165,731)
Non-current lease liability	$121,651

Patent License Agreement with the Board of Regents of the University of Texas

On January 8, 2003, the Company entered into a patent license agreement with the Board of Regents of The University of Texas System (the “University”), under which it acquired an exclusive license for several patents and patent applications both inside and outside of the United States relating to GI safer formulations of NSAIDs. Additionally, the Company acquired worldwide rights to commercialize licensed products which allow for the Company to grant sublicenses subject to royalty payments.

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $2,000 and $1,640 related to the University in the three months ended March 31, 2021 and 2020, respectively.

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

The stock purchase warrants issued in June 2017 contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at March 31, 2021 include: (1) the Company stock price of $9.03, (2) the risk-free rate of 1.21%, (3) remaining expected life of 6.2 years, and (4) expected volatility of 91%.

The Series A Preferred Stock and the Series B Preferred Stock both contain a contingent put option and, accordingly, the Company considered the put options to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of these liabilities was de minimis at issuance and as of March 31, 2021, due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021:

Description	Balance at December 31, 2020	Established in 2020	Change in Fair Value	Balance at March 31, 2021

Warrant liability	$9,691,271	$-	$7,934,887	$17,626,158

The following table identifies the carrying amounts of such liabilities at March 31, 2021 and December 31, 2020:

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$17,626,158	$17,626,158
Balance at March 31, 2021	$-	$-	$17,626,158	$17,626,158

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$9,691,271	$9,691,271
Balance at December 31, 2020	$-	$-	$9,691,271	$9,691,271

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized during the three months ended March 31, 2021 and 2020.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiary. The information contained herein is current as of the date of this Quarterly Report (March 31, 2021), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.

Overview

We are a specialty pharmaceutical company focused on our clinically-validated and patent-protected PLxGuard™ drug delivery platform designed to provide more effective and safer products. The PLxGuard drug delivery platform works by targeting the release of active pharmaceutical ingredients to various portions of the GI tract. We believe this platform has the potential to improve the absorption of many drugs currently on the market or in development, and to reduce the risk of stomach erosions and ulcers associated with certain drugs.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to the Consolidated Financial Statements (unaudited) included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

The Company has not experienced any significant negative impact on its March 31, 2021 unaudited consolidated financial statements related to COVID-19.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, the impairment assessment of goodwill, the fair value of warrant liability, the fair value of stock-based compensation, allowance for inventory obsolescence, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

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

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of direct and indirect costs associated with manufacturing and regulatory activities, and include fees paid to various entities that perform research-related services for the Company.

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

Adopted Accounting Guidance

For a discussion of significant accounting guidance recently adopted or unadopted accounting guidance that has the potential of being significant, see Note 3 of the Notes to the Unaudited Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue

Total revenues were $0 for the three months ended March 31, 2021, compared to revenues of $2,523 for the three months ended March 31, 2020. Revenue in the 2020 period is attributable to work performed under a federal grant from the NIH which came to an end in the second quarter of 2020.

Operating Expenses

Total operating expenses were $3.6 million during the three months ended March 31, 2021, a 20% increase from operating expenses of $3.0 million during the three months ended March 31, 2020. Operating expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020		%
Operating Expenses
Research and development expenses	$959,503	$513,914	$445,589	87%
General and administrative expenses	2,636,329	2,493,251	143,078	6%
Total operating expenses	$3,595,832	$3,007,165	$588,667	20%

Research and Development Expenses

Research and development expenses totaled $1.0 million during the three months ended March 31, 2021 compared to $0.5 million during the three months ended March 31, 2020. The increase in the current period reflects increased manufacturing-related activities for VAZALORE.

General and Administrative Expenses

General and administrative expenses totaled $2.6 million during the three months ended March 31, 2021, compared to $2.5 million during the three months ended March 31, 2020. The increase primarily reflects higher pre-launch marketing expenses and increased non-cash stock-based compensation. This was somewhat offset by lower compensation-related expenses combined with savings resulting from COVID-19 travel restrictions.

Other income (expense), net

Other income (expense), net totaled $7.9 million other expense and $4.5 million of other income during the three months ended March 31, 2021 and 2020, respectively. The decrease is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock combined with lower net interest which was impacted by a lower principal debt balance and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(4,282,058)	$(3,774,687)
Net cash used in investing activities	$-	$(2,346)
Net cash provided by (used in) financing activities	$66,256,871	$(937,500)

Net Cash Used in Operating Activities

Net cash used in operating activities of $4.3 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively, is higher in 2021 due to higher operating expenses combined with the Final Payment Fee (as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited)) on the Term Loan (as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited) offset by the timing of expense payments.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0 and $2,346 in the three months ended March 31, 2021 and 2020, respectively.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities totaled $66.3 million during the three months ended March 31, 2021 compared to $0.9 million of net cash used in financing activities during the three months ended March 31, 2020. The current period reflects net proceeds from the Offering (as defined in Note 5 of hte Notes to the Consolidated Financial Statements (unaudited)) offset by two months of payments of the Term Loan as this was paid off in February 2021. The 2020 period represents three months of the Term Loan’s principal payments.

Future Liquidity and Capital Needs

As of March 31, 2021, we had working capital of $83.5 million, including cash and cash equivalents of $84.4 million.

We have not generated any revenue from the sale of products and have incurred operating losses in each year since we commenced operations. We expect to continue to incur significant operating expenses and operating losses for the foreseeable future as we continue the commercialization of VAZALORE. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, the Company’s cash on hand at March 31, 2021 support that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigate the substantial doubt consideration.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable. We may need to obtain additional financing in the future to further our commercialization plan. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We currently have no understandings, commitments or agreements relating to any of these types of transactions. If we are unable to raise additional funds when needed, we may be required to sell or license our technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time we are party to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, under the heading “Part I – Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K, as amended.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

INDEX TO EXHIBITS

Number	Description

10.1	Termination of Equity Distribution Agreement, dated March 2, 2021, by and between the Company and JMP Securities LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 2, 2021).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: May 14, 2021	/s/ Natasha Giordano
By: Natasha Giordano
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor
Title: Chief Financial Officer (Principal Financial and Accounting Officer)