Form 10-Q
period 2021-06-30
PLx Pharma Inc.
filed 2021-08-06
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 3, 2021, there were 26,890,254 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

PLx Pharma Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,169,469	$22,448,651
Inventory	1,262,481	143,380
Prepaid expenses and other current assets	581,014	393,470
TOTAL CURRENT ASSETS	82,012,964	22,985,501
NON-CURRENT ASSETS
Property and equipment, net	918,856	1,225,879
Right of use assets	298,651	327,161
Goodwill	2,061,022	2,061,022
Security deposit	17,036	17,036
TOTAL ASSETS	$85,308,529	$26,616,599

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,382,322	$862,568
Accrued bonuses	516,199	1,184,823
Accrued interest	-	597,411
Term loan, net of discount and fees	-	622,265
Other current liabilities	166,244	275,247
TOTAL CURRENT LIABILITIES	3,064,765	3,542,314
NON-CURRENT LIABILITIES
Warrant liability	25,791,417	9,691,271
Accrued dividends	128,722	2,795,795
Other liabilities	194,471	134,184
TOTAL LIABILITIES	29,179,375	16,163,564

Series A convertible preferred stock: $0.001 par value; liquidation value of $12,642,000; 45,000 shares authorized, 12,642 and 15,000 issued and outstanding at June 30, 2021 and December 31, 2020 respectively	13,707,935	13,661,578
Series B convertible preferred stock: $0.001 par value; liquidation value of $2,492,722; 25,000 shares authorized, 2,364 and 8,000 issued and outstanding at June 30, 2021 and December 31, 2020 respectively	2,305,667	7,723,312

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 26,145,008 and 13,911,633 shares issued and outstanding, respectively	26,145	13,912
Additional paid-in capital	170,283,101	91,203,050
Accumulated deficit	(130,193,694)	(102,148,817)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	40,115,552	(10,931,855)
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$85,308,529	$26,616,599

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Federal grant	$-	$27,907	$-	$30,430
TOTAL REVENUES	-	27,907	-	30,430

OPERATING EXPENSES:
Research and development	982,730	1,394,881	1,942,233	1,908,795
Selling, marketing and administrative	5,497,747	2,207,164	8,134,076	4,700,415
TOTAL OPERATING EXPENSES	6,480,477	3,602,045	10,076,309	6,609,210
OPERATING LOSS	(6,480,477)	(3,574,138)	(10,076,309)	(6,578,780)

OTHER INCOME (EXPENSE):
Interest income (expense), net	4,286	(95,983)	(5,506)	(194,508)
Change in fair value of warrant liability	(10,028,175)	(1,928,843)	(17,963,062)	2,670,410
TOTAL OTHER INCOME (EXPENSE)	(10,023,889)	(2,024,826)	(17,968,568)	2,475,902

LOSS BEFORE INCOME TAXES	(16,504,366)	(5,598,964)	(28,044,877)	(4,102,878)
Income taxes	-	-	-	-
NET LOSS	(16,504,366)	(5,598,964)	(28,044,877)	(4,102,878)

Preferred dividends and beneficial conversion feature	(2,202,687)	(407,335)	(2,524,958)	(727,625)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,707,053)	$(6,006,299)	$(30,569,835)	$(4,830,503)

Net loss per common share - basic and diluted	$(0.79)	$(0.66)	$(1.53)	$(0.53)

Weighted average shares of common shares - basic and diluted	23,638,239	9,156,260	20,020,012	9,156,260

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2020	15,000	$13,661,578	8,000	7,723,312	13,911,633	$13,912	$91,203,050	$(102,148,817)	$(10,931,855)

Stock-based compensation expense							573,722		573,722
Series A Preferred - declared dividends							(217,206)		(217,206)
Series B Preferred - declared dividends							(105,065)		(105,065)
Issuance of common stock, net of issuance costs					8,924,700	8,924	66,872,947		66,881,871
Net loss								(11,540,511)	(11,540,511)

Balance at March 31, 2021	15,000	13,661,578	8,000	7,723,312	22,836,333	22,836	158,327,448	(113,689,328)	44,660,956

Stock-based compensation expense							557,583		557,583
Settlement of dividends on Preferred Stock with adjustment of conversion price		2,603,176		386,168					-
Conversion of Preferred Stock to Common Stock	(2,358)	(2,556,819)	(5,636)	$(5,803,813)	3,000,000	3,000	8,357,633		8,360,633
Exercise of Warrants					308,675	309	3,040,437		3,040,746
Net loss								(16,504,366)	(16,504,366)

Balance at June 30, 2021	12,642	$13,707,935	2,364	$2,305,667	26,145,008	$26,145	$170,283,101	$(130,193,694)	$40,115,552

Balance at December 31, 2019	15,000	$13,661,578	-	$-	9,156,260	$9,156	$74,837,046	$(86,938,163)	$(12,091,961)

Stock-based compensation expense							272,537		272,537
Series A Preferred - declared dividends							(320,290)		(320,290)
Net income								1,496,086	1,496,086

Balance at March 31, 2020	15,000	13,661,578	-	-	9,156,260	9,156	74,789,293	(85,442,077)	(10,643,628)

Stock-based compensation expense							269,578		269,578
Issuance of Series B Preferred Stock, net of issuance costs			8,000	7,731,379					-
Series A Preferred - declared dividends							(326,678)		(326,678)
Series B Preferred - declared dividends							(80,657)		(80,657)
Net loss								(5,598,964)	(5,598,964)

Balance at June 30, 2020	15,000	$13,661,578	8,000	$7,731,379	9,156,260	$9,156	$74,651,536	$(91,041,041)	$(16,380,349)

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,044,877)	$(4,102,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,538	64,707
Stock-based compensation	1,131,305	542,115
Amortization of right of use assets	28,510	141,890
Amortization of debt discounts and issuance costs	2,735	61,986
Change in fair value of warrant liability	17,963,062	(2,670,410)
Loss on disposal of property and equipment	156,942	-
Changes in operating assets and liabilities
Accounts receivable	-	18,683
Inventory	(1,119,101)	(143,380)
Prepaid expenses and other assets	(138,242)	(100,271)
Accounts payable and accrued liabilities	1,519,754	370,690
Accrued bonuses	(668,624)	(674,525)
Accrued interest	(597,411)	39,032
Other current and long-term liabilities	(48,716)	(148,118)
Net cash used in operating activities	(9,759,125)	(6,600,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	45,242	-
Net cash provided by investing activities	45,242	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	66,881,871	-
Net proceeds from issuance of preferred stock	-	7,731,379
Proceeds from exercise of warrants	1,177,830	-
Repayments of long-term debt	(625,000)	(1,875,000)
Net cash provided by financing activities	67,434,701	5,856,379

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,720,818	(744,100)
Cash and cash equivalents, beginning of period	22,448,651	14,001,304
Cash and cash equivalents, end of period	$80,169,469	$13,257,204

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$6,491	$149,481

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Cashless exercise of warrants	$1,532,732	$-
Preferred stock conversion and dividends	$8,084,718	$727,625

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc., together with its subsidiary PLx Opco Inc., is a specialty pharmaceutical company focusing on commercializing two U.S. Food and Drug Administration (“FDA”) approved, patent-protected lead products, VAZALORE™ 325 mg and VAZALORE™ 81 mg (referred to together as “VAZALORE”), for over-the-counter distribution as the first ever liquid-filled aspirin capsules.

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

The Company has not experienced any significant negative impact on its June 30, 2021 unaudited consolidated financial statements related to COVID-19.

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

The Company has not generated any revenue from the sale of products and has incurred operating losses in each year since it commenced operations. The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the commercialization of VAZALORE. As of June 30, 2021, the Company had net working capital of $78.9 million, including cash and cash equivalents of $80.2 million.

Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, the Company’s cash on hand at June 30, 2021 supports the belief that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigates the substantial doubt consideration.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2020 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2021 and the results of operations for the three and six months ended June 20, 2021 and 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of June 30, 2021, the Company had cash and cash equivalents of $80.2 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in first-out method based on actual costs. Inventory as of June 30, 2021 and December 31, 2020 was comprised of the following:

Description	June 30, 2021	December 31, 2020
Raw Material	$129,687	$143,380
Work-in-Progress	935,194	-
Finished Goods	197,600	-
Total Inventory	$1,262,481	$143,380

The Company anticipates sales and initial shipment of inventory to its customers beginning in mid- August 2021. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence based on estimates of net realizable value. No allowance for obsolete inventory was necessary as of June 30, 2021 and December 31, 2020.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in right of use assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of June 30, 2021, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the three and six months ended June 30, 2021 and 2020.

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

Through June 30, 2021, the Company’s sole revenue was generated from a cost-reimbursable federal grant with the National Institutes of Health. This federal grant was completed in the second quarter of 2020. The Company recognizes revenue on this grant as grant-related expenses are incurred by the Company or its subcontractors. The Company recognized $0 and $27,907 of revenue under this arrangement during the three months ended June 30, 2021 and 2020, respectively. The Company recognized and $0 and $30,430 of revenue under this arrangement during the six months ended June 30, 2021 and 2020, respectively.

The Company expects to generate revenue from its sales of VAZALORE in the third quarter of 2021 and will account for revenue in accordance with Accounting Standards Codification 606, which requires revenue recognized when control of a promised good is transferred to a customer in an amount that reflects consideration that the company expects to be entitled to in exchange for that good. This occurs either when the finished goods are transferred to a common carrier for delivery to the customer or when a product is picked up by the customer or the customer’s carrier.

Nature of Goods and Services

The Company expects to generate revenue from the sale of its VAZALORE products through a broad distribution platform that includes drugstores, mass merchandisers, supermarkets and e-commerce channels, all of which will sell its products to consumers. Finished goods products will typically be shipped FOB destination and accordingly, the Company will recognize revenue upon delivery to the customer or pick-up by the customer’s carrier.

Satisfaction of Performance Obligations

The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

Variable Consideration

Provisions for certain customer promotional programs, product returns and discounts to customers are accounted for as variable consideration and recorded as a reduction in sales. An estimate of future returns, and customer prompt payment discounts, redemption of coupons by consumers and trade promotional allowances paid to customers. These allowances cover extensive promotional activities, primarily comprised of cooperative advertising, slotting, coupons, periodic price reduction arrangements, and other in-store displays.

The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date. The Company uses trend experience and coupon redemption inputs in arriving at coupon reserve requirements and uses forecasted customer and sales organization inputs, and historical trend analysis for consumer brands in determining the reserves for other promotional activities and sales returns.

Cost of Sales

Cost of Sales include costs related to the manufacture and packaging of the Company’s products, charged by our contract manufacturer and packagers. Cost of Sales also includes warehousing costs and inbound and outbound shipping costs, and handling and storage costs.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses (“SM&A”) expenses include costs related to functions such as sales, marketing, corporate management, insurance and legal costs. Broker commissions are incurred and expensed as SM&A costs in the underlying consolidated statements of income when the underlying sales take place. Marketing expenses include costs for advertising (excluding the costs of cooperative advertising programs, which are reflected in net sales), costs for coupon insertion (mainly cost of printing and distributions), consumer promotion costs (such as on-shelf advertisements and displays), package design and market research costs. Marketing costs are expensed as incurred.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any contract assets or liabilities as of June 30, 2021 and December 31, 2020.

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

Due to net losses, none of the participating securities nor potential dilutive securities had a dilutive impact during the three and six months ended June 30, 2021 and 2020.

The following table sets forth the potentially dilutive securities:

	June 30, 2021	June 30, 2020
Stock Options	3,072,297	2,065,380
Warrants	7,557,277	2,704,593
Convertible Preferred Stock	6,476,275	9,031,843
Total Potential Dilutive Shares	17,105,849	13,801,816

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

As of December 31, 2020, $0.6 million of the face value of the Term Loan was outstanding and was presented in the accompanying unaudited consolidated balance sheet net of current unamortized discounts and issuance costs of $2,735. Total interest expense recognized for the three months ended June 30, 2021 and 2020 was $0 and $104,671, respectively. Total interest expense recognized for the six months ended June 30, 2021 and 2020 was $11,177 and $250,499, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

On March 5, 2021, the Company completed an underwritten public offering in which the Company issued and sold 7,875,000 shares of its common stock at a price to the public of $8.00 per share (the "Offering"). Gross proceeds of the Offering were $63 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company and resulted in net proceeds of $59 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriters retained a customary 30-day overallotment option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission. The overallotment option was exercised on March 16, 2021 for 1,049,700 shares with gross proceeds of $8.4 million and net proceeds of $7.9 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

The Series A Preferred Stock was issued at $1,000 per share and was initially convertible into common shares at a conversion price of $2.60 per share, subject to certain adjustments. Holders of the Series A Preferred Stock are entitled to an initial dividend rate of 8.0% per annum, which ended on February 26, 2021, the date of the FDA’s approval of the supplemental NDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends were compounded quarterly and payable in cash or shares of Series A Preferred Stock at the Company’s option or, alternatively, the initial conversion price will be adjusted upon conversion to reflect the impact of the accrued dividends. The Series A Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

In June 2021, the Series A Preferred Stock holders converted 2,358 shares of Series A Preferred Stock into shares of common stock pursuant to the original terms of the Series A Preferred Stock. Upon conversion, accrued dividends payable of $2.6 million were settled by adjusting the initial conversion price, resulting in a new conversion price of $2.22 per share. The revision of the conversion price resulted in both the recognition and write-off of a contingent beneficial conversion feature in the amount of $2.2 million which is reflected as a deemed dividend which was accounted for as an increase and decrease to additional-paid-in capital in equity due to the Company’s accumulated deficit position. As a result of the conversion, Series A Preferred Stock carrying value was reduced $2.6 million and the Company issued 1,064,517 shares of its common stock to such holders.

As of June 30, 2021, 12,642 shares of Series A Preferred Stock remain outstanding with a conversion price of $2.22 per share. The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features, and has a carrying value of $13.7 million as of June 30, 2021.

The Company recognized $2,202,687 (or $0.19 per share) and $2,524,958 (or $0.13 per share) of total dividends on the Series A Preferred Stock (including the contingent beneficial conversion feature) during the three and six months ended June 30, 2021. The Company recognized $326,678 (or $0.04 per share) and $646,968 or ($0.07 per share) of total dividends on the Series A Preferred Stock during the three and six months ended June 30, 2020.

Series B Preferred Stock

In March 2020, the Company entered into a purchase agreement with certain accredited investors for the private placement of $8.0 million of Series B Preferred Stock pending stockholders' approval, which approval was subsequently obtained on May 15, 2020. Accordingly, the Company completed the private placement on May 15, 2020, raising $8.0 million through the issuance of 8,000 shares of Series B Preferred Stock. The Series B Preferred Stock was issued at $1,000 per share and is convertible into common shares at a conversion price of $3.10 per share, subject to certain adjustments. Holders of the Series B Preferred Stock are entitled to an initial dividend rate of 8.0% per annum, which ended on February 26, 2021, the date of the FDA’s approval of the supplemental NDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends are compounded quarterly and payable in cash or shares of Series B Preferred Stock at the Company’s option or, alternatively, the initial conversion price will be adjusted upon conversion to reflect the impact of the accrued dividends. The Series B Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

In June 2021, certain Series B Preferred Stock holders converted 5,636 shares of Series B Preferred Stock into shares of common stock pursuant to the original terms of the Series B Preferred Stock. Upon conversion, accrued dividends payable of $0.4 million were settled by adjusting the initial conversion price, resulting in a new conversion price of $2.91 per share for those holders (the conversion price for holders that did not convert shares remains at $3.10 per share). As a result of the conversion, Series B Preferred Stock carrying value was reduced by $5.8 million and the Company issued 1,935,483 shares of its common stock to such holders.

As of June 30, 2021, 364 shares of Series B Preferred Stock remain outstanding with a conversion price of $2.91 per share and 2,000 shares remain outstanding with a conversion price of $3.10 per share. The Series B Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features, and has a carrying value of $2.3 million as of June 30, 2021.

The Company recognized $0 (or $0.00 per share) and $105,065 (or $0.005 per share) of total dividends on the Series B Preferred Stock during the three and six months ended June 30, 2021. The Company recognized $80,657 (or $0.01 per share) of total dividends on the Series B Preferred Stock during the three and six months ended June 30, 2020.

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

During the second quarter of 2021, holders of 168,226 of the June 2017 warrants and 210,000 of the November 2020 warrants exercised the warrants pursuant to their original terms. As a result of the warrants exercised, 131,862 of the warrans were exercised on a cashless basis and 246,364 for $1.2 million in cash, additional-paid-in-capital was increased $3.0 million and the Company issued an aggregate of 308,675 shares of common stock upon exercise of such warrants.

Following is a summary of warrant activities for the six months ended June 30, 2021:

Description	Outstanding @ 12/31/2020	Exercised	Outstanding @ 6/30/21	Exercise Price
2017 Warrants	2,646,091	(168,226)	2,477,865	$7.50
2020 Warrants	5,230,910	(210,000)	5,020,910	$4.31
SVB Warrants	58,502		58,502	$6.41
Total Warrants	7,935,503	(378,226)	7,557,277

Stock Options

Following is a summary of stock option activities for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	2,979,047	$9.35	7.84	$2,074,0150
Granted	102,000	$9.04
Exercised, cancelled, or forfeited	(8,750)	$81.28
Outstanding, June 30, 2021	3,072,297	$9.14	7.45	$21,567,640

Exercisable, June 30, 2021	1,486,847	$13.73	5.70	$7,318,425

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants, and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. On September 23, 2020, the Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 1,750,000 shares (the “Plan Amendment”), subject to stockholder approval. On November 10, 2020, the Company held its 2020 annual meeting of stockholders at which the Company’s stockholders approved the Plan Amendment. There are 3,000,000 shares authorized to be issued pursuant to the 2018 Plan, of which 855,650 shares remain available for issuance.

The Company granted 102,000 options during the six months ended June 30, 2021 with an aggregate fair value of $0.7 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate ranging from 0.6% - 1.1%, (2) expected life of 6.0 years, (3) expected volatility ranging from of 87%-90%, and (4) zero expected dividends. As of June 30, 2021, the Company had $4.4 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.1 years.

During the three months ended June 30, 2021 and 2020, the Company recorded $557,583 and $269,578, respectively, in total stock-based compensation expense related to the stock options. During the six months ended June 30, 2021 and 2020, the Company recorded $1,131,305 and $542,115, respectively, in total stock-based compensation expense related to the stock options. Substantially all stock-based compensation expense is classified as administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring in July 2021, September 2023, and June 2024. The office leases require the Company to pay for its portion of taxes, maintenance, and insurance. Rental expense under these agreements was $89,849 and $87,601 for the three months ended June 30, 2021 and 2020, respectively, and was $177,885 and $175,203 for the six months ended June 30, 2021 and 2020, respectively.

In the second quarter of 2021, the Company renewed its headquarters office lease through September 2023. The modification resulted in an increase in its ROUassets and lease liabilities of $0.1 million, using a discount rate of 7.25%.

All of the Company’s existing leases as of June 30, 2021 are classified as operating leases and have a weighted average remaining lease term of 2.4 years. Certain of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability ranges from 7.25% to 9.50%. In addition, the Company is the lessor for office space in New York that it sublets to a tenant; the sublease expires in 2021.

Lease costs, net of sublease income, for the six months ended June 30, 2021 consisted of the following:
Operating lease cost	$89,849
Sublease income	(62,083)
Total lease costs	$27,766

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:
2021	87,218
2022	132,231
2023	113,823
2024	30,132
Total	363,404

Discount factor	(36,897)
Lease liability	326,507
Current lease liability	(132,036)
Non-current lease liability	$194,471

Purchase Commitments

As of July 15, 2021, the Company has entered commitments of $5.0 million for various media-related spending on VAZALORE which is expected to be paid during the remainder of 2021.

The Company has supply agreements with its contract manufacturer and packager for VAZALORE which contain minimum annual purchase commitments starting in 2021 and continuing through 2025. The minimum annual purchase commitments are intended to ensure that manufactured product is available when required to enable the Company to meet its expected market demand for VAZALORE.

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

The stock purchase warrants issued in June 2017 contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at June 30, 2021 include: (1) the Company stock price of $13.80, (2) the risk-free rate of 1.03%, (3) remaining expected life of 5.95 years, and (4) expected volatility of 90%.

The Series A Preferred Stock and the Series B Preferred Stock both contain a contingent put option and, accordingly, the Company considered the put options to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of these liabilities was de minimis at issuance and as of June 30, 2021, due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2021:

Description	Balance at March 31, 2021	Established in 2021	Change in Fair Value	Balance at June 30, 2021

Warrant liability	$17,626,158	$(1,862,916)	$10,028,175	$25,791,417

Description	Balance at December 31, 2020	Established in 2021	Change in Fair Value	Balance at June 30, 2021

Warrant liability	$9,691,271	$(1,862,916)	$17,963,062	$25,791,417

The following table identifies the carrying amounts of such liabilities at June 30, 2021 and December 31, 2020:

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$25,791,417	$25,791,417
Balance at June 30, 2021	$-	$-	$25,791,417	$25,791,417

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$9,691,271	$9,691,271
Balance at December 31, 2020	$-	$-	$9,691,271	$9,691,271

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized during the three and six months ended June 30, 2021 and 2020.

Note 8. Subsequent Events

Through August 3, 2021, the holders of 20,364 of the June 2017 warrants and 732,599 of the November 2020 warrants exercised warrants pursuant to their original terms. As a result of the warrants exercised, the Company received $3.2 million in cash and issued 745,246 shares of common stock.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiary. The information contained herein is current as of the date of this Quarterly Report (June 30, 2021), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

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

Our commercialization strategy will target the over-the-counter market, taking advantage of the existing distribution channels for aspirin. We intend to market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels.  Our product pipeline also includes other oral NSAIDs using the PLxGuard drug delivery platform that may be developed, including PL1200 Ibuprofen 200 mg and PL1200 Ibuprofen 400 mg, for pain and inflammation in Phase I clinical stage.

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

The Company has not experienced any significant negative impact on its June 30, 2021 unaudited consolidated financial statements related to COVID-19.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue

Total revenues were $0 for the three months ended June 30, 2021, compared to revenues of $27,907 for the three months ended June 30, 2020. Revenue in the 2020 period is attributable to work performed under a federal grant from the National Institutes of Health (“ NIH”) which came to an end in the second quarter of 2020.

Operating Expenses

Total operating expenses were $6.5 million during the three months ended June 30, 2021, an 80% increase from operating expenses of $3.6 million during the three months ended June 30, 2020. Operating expenses for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020		%
Operating Expenses
Research and development expenses	$982,730	$1,394,881	$(412,151)	(30)%
Selling, marketing and administrative expenses	5,497,747	2,207,164	3,290,583	149%
Total operating expenses	$6,480,477	$3,602,045	$2,878,432	80%

Research and Development Expenses

Research and development expenses totaled $1.0 million during the three months ended June 30, 2021 compared to $1.4 million during the three months ended June 30, 2020. The decrease in the current period reflects lower pre-commercial manufacturing-related activities for VAZALORE and the non-recurrence of clinical-related spending for the bioequivalence study in 2020.

Selling, Marketing and Administrative Expenses

Selling, marketing and administrative expenses totaled $5.5 million during the three months ended June 30, 2021, compared to $2.2 million during the three months ended June 30, 2020. The increase primarily reflects higher sales and marketing expenses to prepare for the VAZALORE launch and increased non-cash stock-based compensation.

Other income (expense), net

Other income (expense), net totaled $10.0 million other expense and $2.0 million of other expense during the three months ended June 30, 2021 and 2020, respectively. The increase is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock combined with lower net interest due to the payoff of the Company’s term loan with Silicon Valley Bank.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

Total revenues were $0 for the six months ended June 30, 2021, compared to revenues of $30,430 for the six months ended June 30, 2020. Revenue in the 2020 period is attributable to work performed under a federal grant from the NIH which came to an end in the second quarter of 2020.

Operating Expenses

Total operating expenses were $10.1 million during the six months ended June 30, 2021, a 52% increase from operating expenses of $6.6 million during the six months ended June 30, 2020. Operating expenses for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,		Increase
	2021	2020		%
Operating Expenses
Research and development expenses	$1,942,233	$1,908,795	$33,438	2%
Selling, marketing and administrative expenses	8,134,076	4,700,415	3,433,661	73%
Total operating expenses	$10,076,309	$6,609,210	$3,467,099	52%

Research and Development Expenses

Research and development expenses totaled $1.9 million during each of the six months ended June 30, 2021 and 2020. Research and development expenses primarily reflect pre-commercial manufacturing-related activities for VAZALORE and 2020 included costs related to the bioequivalence study.

Selling, Marketing and Administrative Expenses

Selling, marketing and administrative expenses totaled $8.1 million during the six months ended June 30, 2021, compared to $4.7 million during the six months ended June 30, 2020. The increase primarily reflects higher sales and marketing expenses to prepare for the VAZALORE launch and increased non-cash stock-based compensation.

Other income (expense), net

Other income (expense), net totaled $18.0 million other expense and $2.5 million of other income during the six months ended June 30, 2021 and 2020, respectively. The increase is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock combined with lower net interest due to the payoff of the term loan.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(9,759,125)	$(6,600,479)
Net cash provided by investing activities	$45,242	$-
Net cash provided by financing activities	$67,434,701	$5,856,379

Net Cash Used in Operating Activities

Net cash used in operating activities of $9.8 million and $6.6 million for the six months ended June 30 2021 and 2020, respectively, is higher in 2021 due to the combination of higher operating expenses and inventory build to prepare for the launch of VAZALORE in the third quarter and the Final Payment Fee (as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited)) on the Term Loan (as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited)) offset by the timing of expense payments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $45,242 for the six months ended June 30, 2021, generated from the sale of various property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $67.4 million during the six months ended June 30, 2021 compared to $5.9 million of net cash provided by financing activities during the six months ended June 30, 2020. The current period reflects net proceeds from a public offering of common stock and exercises of various stock purchase warrants, offset by two months of payments of the Term Loan as this was paid off in February 2021. The 2020 period represents proceeds from the issuance of Series B Preferred Stock offset by principal payments on the Term Loan.

Future Liquidity and Capital Needs

As of June 30, 2021, we had working capital of $78.9 million, including cash and cash equivalents of $80.2 million.

We have not generated any revenue from the sale of products and have incurred operating losses in each year since we commenced operations. We expect to continue to incur significant operating expenses and operating losses for the foreseeable future as we continue the commercialization of VAZALORE. Even if we do generate revenues, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, the Company’s cash on hand at June 30, 2021 supports the belief that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigate the substantial doubt consideration.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

On August 3, 2021, the Company and Ms. O’Connor, our Chief Financial Officer, entered into an amendment (the “Amendment”) to that certain Employment Agreement, dated as of May 1, 2017, as amended, between the Company and Ms. O’Connor (the “O’Connor Employment Agreement”). The Amendment provides that Ms. O’Connor is entitled to receive a single payment in an amount equal to one hundred fifty percent (150%) of her base salary in effect as of a Termination Date (as defined in the O’Connor Employment Agreement) in connection with a termination by Ms. O’Connor for Good Reason or by the Company without cause. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.

ITEM 6.        EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

INDEX TO EXHIBITS

Number	Description

10.1	Second Amendment to Employment Agreement, dated August 3, 2021, by and between the Company and Rita O’Connor.*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: August 6, 2021	/s/ Natasha Giordano
By: Natasha Giordano
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor
Title: Chief Financial Officer (Principal Financial and Accounting Officer)