Form 10-Q
period 2021-09-30
PLx Pharma Inc.
filed 2021-11-12
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 9, 2021, there were 27,537,129 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION	5

Item 1.	Consolidated Financial Statements (unaudited)	5

	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	5

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6

	Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II -	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosure	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	29

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to maintain regulatory approval of VAZALORE™ 325 mg and VAZALORE™ 81 mg (referred to together as “VAZALORE”) and any future product candidates;
●	the benefits of the use of VAZALORE;
●

the projected dollar amounts of future sales of established and novel technologies designed to deliver oral non-steroidal anti-inflammatory drugs (“NSAIDs”) and other analgesics while limiting direct contact with the stomach;

●	our ability to successfully commercialize our VAZALORE products, or any future product candidates;
●	the rate and degree of market acceptance of our VAZALORE products or any future product candidates;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to scale up manufacturing of our VAZALORE products to commercial scale;
●	our ability to successfully build a specialty sales force and commercial infrastructure or collaborate with a firm that has these capabilities;
●	our ability to compete with companies currently producing gastrointestinal(“GI”)-safety designed technologies for oral NSAIDs and other analgesics;
●	our reliance on third parties to conduct our clinical studies;
●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;
●	our ability to obtain supply of raw materials;
●	our reliance on our collaboration partners’ performance over which we do not have control;
●	our ability to retain and recruit key personnel, including development of a sales and marketing function;
●	our ability to obtain and maintain intellectual property protection for our VAZALORE products or any future product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional financing;
●	our ability to identify, develop, acquire and in-license new products and product candidates;
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

PLx Pharma Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,554,297	$22,448,651
Accounts receivable, net	3,253,312	-
Inventory	2,190,350	143,380
Prepaid expenses and other current assets	616,249	393,470
TOTAL CURRENT ASSETS	88,614,208	22,985,501
NON-CURRENT ASSETS
Property and equipment, net	888,658	1,225,879
Right of use assets	255,121	327,161
Goodwill	2,061,022	2,061,022
Security deposit	17,036	17,036
TOTAL ASSETS	$91,836,045	$26,616,599

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,452,172	$862,568
Accrued bonuses	839,701	1,184,823
Accrued interest	-	597,411
Term loan, net of discount and fees	-	622,265
Other current liabilities	113,509	275,247
TOTAL CURRENT LIABILITIES	7,405,382	3,542,314
NON-CURRENT LIABILITIES
Warrant liability	37,229,175	9,691,271
Accrued dividends	128,722	2,795,795
Other liabilities	165,494	134,184
TOTAL LIABILITIES	44,928,773	16,163,564

Series A convertible preferred stock: $0.001 par value; liquidation value of $12,642,000; 45,000 shares authorized, 12,642 and 15,000 issued and outstanding at September 30, 2021 and December 31, 2020 respectively	13,707,935	13,661,578
Series B convertible preferred stock: $0.001 par value; liquidation value of $2,492,722; 25,000 shares authorized, 2,364 and 8,000 issued and outstanding at September 30, 2021 and December 31, 2020 respectively	2,305,667	7,723,312

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 27,477,022 and 13,911,633 shares issued and outstanding, respectively	27,477	13,912
Additional paid-in capital	182,702,379	91,203,050
Accumulated deficit	(151,836,186)	(102,148,817)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	30,893,670	(10,931,855)
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$91,836,045	$26,616,599

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Net sales	$6,616,100	$-	$6,616,100	$-
Federal grant revenue	-	-	-	30,430
TOTAL REVENUES	6,616,100	-	6,616,100	30,430
Costs of sales	3,912,741	-	3,912,741	-
GROSS PROFIT	2,703,359	-	2,703,359	30,430

OPERATING EXPENSES:
Research and development	1,551,988	1,207,302	3,494,221	3,116,097
Selling, marketing and administrative	11,013,221	1,981,037	19,147,297	6,681,452
TOTAL OPERATING EXPENSES	12,565,209	3,188,339	22,641,518	9,797,549
OPERATING LOSS	(9,861,850)	(3,188,339)	(19,938,159)	(9,767,119)

OTHER INCOME (EXPENSE):
Interest income (expense), net	3,663	(72,705)	(1,843)	(267,213)
Change in fair value of warrant liability	(11,784,305)	134,552	(29,747,367)	2,804,962
TOTAL OTHER INCOME (EXPENSE)	(11,780,642)	61,847	(29,749,210)	2,537,749

LOSS BEFORE INCOME TAXES	(21,642,492)	(3,126,492)	(49,687,369)	(7,229,370)
Income taxes	-	-	-	-
NET LOSS	$(21,642,492)	$(3,126,492)	$(49,687,369)	$(7,229,370)

Preferred dividends and beneficial conversion feature	-	(499,797)	(2,524,958)	(1,227,422)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,642,492)	$(3,626,289)	$(52,212,327)	$(8,456,792)

Net loss per common share - basic and diluted	$(0.80)	$(0.40)	$(2.34)	$(0.92)

Weighted average shares of common shares - basic and diluted	26,911,855	9,156,260	22,342,538	9,156,260

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	deficit	equity (deficit)
Balance at December 31, 2020	15,000	$13,661,578	8,000	$7,723,312	13,911,633	$13,912	$91,203,050	$(102,148,817)	$(10,931,855)

Stock-based compensation expense							573,722		573,722
Series A Preferred - declared dividends							(217,206)		(217,206)
Series B Preferred - declared dividends							(105,065)		(105,065)
Issuance of common stock, net of issuance costs					8,924,700	8,924	66,872,947		66,881,871
Net loss								(11,540,511)	(11,540,511)

Balance at March 31, 2021	15,000	13,661,578	8,000	7,723,312	22,836,333	22,836	158,327,448	(113,689,328)	44,660,956

Stock-based compensation expense							557,583		557,583
Settlement of dividends on Preferred Stock with adjustment of converson price		2,603,176		386,168					-
Conversion of Preferred Stock	(2,358)	(2,556,819)	(5,636)	(5,803,813)	3,000,000	3,000	8,357,633		8,360,633
Exercise of Warrants					308,675	309	3,040,437		3,040,746
Net loss								(16,504,366)	(16,504,366)

Balance at June 30, 2021	12,642	13,707,935	2,364	2,305,667	26,145,008	26,145	170,283,101	(130,193,694)	40,115,552

Stock-based compensation expense							740,999		740,999
Issuance of common stock, net of issuance costs					448,268	448	7,578,179		7,578,627
Exercise of Warrants					883,746	884	4,100,100		4,100,984
Net loss								(21,642,492)	(21,642,492)

Balance at September 30, 2021	12,642	$13,707,935	2,364	$2,305,667	27,477,022	$27,477	$182,702,379	$(151,836,186)	$30,893,670

Balance at December 31, 2019	15,000	$13,661,578	-	$-	9,156,260	$9,156	$74,837,046	$(86,938,163)	$(12,091,961)

Stock-based compensation expense							272,537		272,537
Series A Preferred - declared dividends							(320,290)		(320,290)
Net income								1,496,086	1,496,086

Balance at March 31, 2020	15,000	13,661,578	-	-	9,156,260	9,156	74,789,293	(85,442,077)	(10,643,628)

Stock-based compensation expense							269,578		269,578
Issuance of Series B Preferred Stock, net of issuance costs			8,000	7,731,379					-
Series A Preferred - declared dividends							(326,678)		(326,678)
Series B Preferred - declared dividends							(80,657)		(80,657)
Net loss								(5,598,964)	(5,598,964)

Balance at June 30, 2020	15,000	13,661,578	8,000	7,731,379	9,156,260	9,156	74,651,536	(91,041,041)	(16,380,349)

Series B Preferred Stock issuance costs				(8,067)					-
Stock-based compensation expesne							286,185		286,185
Series A Preferred - declared dividends							(336,855)		(336,855)
Series B Preferred - declared dividends							(162,942)		(162,942)
Net loss								(3,126,492)	(3,126,492)

Balance at September 30, 2020	15,000	$13,661,578	8,000	$7,723,312	9,156,260	$9,156	$74,437,924	$(94,167,533)	$(19,720,453)

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,687,369)	$(7,229,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,737	98,062
Stock-based compensation	1,872,304	828,300
Amortization of right of use assets	72,040	215,518
Amortization of debt discounts and issuance costs	2,735	80,979
Change in fair value of warrant liability	29,747,367	(2,804,962)
Loss on sale of property and equipment	156,942	218,150
Changes in operating assets and liabilities
Accounts receivable	(3,253,312)	18,683
Inventory	(2,046,970)	(143,380)
Prepaid expenses and other assets	(222,779)	(67,903)
Accounts payable and accrued liabilities	5,589,604	(316,554)
Accrued bonuses	(345,122)	(448,729)
Accrued interest	(597,411)	53,050
Other current and long-term liabilities	(130,428)	(225,435)
Net cash used in operating activities	(18,756,662)	(9,723,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(102,000)
Proceeds from sale of property and equipment	94,542	-
Net cash provided by (used in) investing activities	94,542	(102,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	74,460,498
Net proceeds from issuance of preferred stock		7,723,312
Proceeds from exercise of warrants	4,932,268
Repayments of long-term debt	(625,000)	(2,812,500)
Net cash provided by financing activities	78,767,766	4,910,812

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,105,646	(4,914,779)
Cash and cash equivalents, beginning of period	22,448,651	14,001,304
Cash and cash equivalents, end of period	$82,554,297	$9,086,525

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$6,491	$189,948

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Cashless exercise of warrants	$1,879,279	$-
Preferred stock beneficial conversion feature and dividends	$2,524,958	$1,227,422
Conversion of preferred stock	$8,360,632	$-

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc., together with its subsidiary PLx Opco Inc., is a commercial-stage drug delivery platform technology company focused on improving how and where active pharmaceutical ingredients (APIs) are absorbed in the gastrointestinal (GI) tract via its clinically validated and patent protected PLxGuard™ technology.  The Company has two Food and Drug Administration (“FDA”) approved products, VAZALORE™ 325 mg and VAZALORE™ 81 mg (referred to together as “VAZALORE”), which are liquid-filled aspirin capsules for over-the-counter distribution.

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

The Company has not experienced any significant negative impact on its September 30, 2021 unaudited consolidated financial statements related to COVID-19.

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

The Company had not generated any revenue from the sale of products prior to the quarter ended September 30, 2021 and has incurred operating losses in each year since it commenced operations. The Company began generating revenue in the U.S. from its sales of VAZALORE in the third quarter of 2021. The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the commercialization of VAZALORE. Additionally, as of September 30, 2021, the Company has entered into media and advertising commitments for VAZALORE of $2.4 million which is expected to be paid during the rest of 2021.  Further, the Company has supply agreements with its contract manufacturer and packager for VAZALORE which contain minimum annual purchase commitments starting in 2021 and continuing through 2025; the minimum annual purchase commitments are intended to ensure that manufactured product is available when required to enable the Company to meet its expected market demand for VAZALORE.

As of September 30, 2021, the Company had working capital of $81.2 million, including cash and cash equivalents of $82.6 million.  Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, the Company’s cash on hand at September 30, 2021 supports that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigates the substantial doubt consideration.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2020 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 20, 2021 and 2020.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PLx Opco Inc. All significant intercompany balances and transactions have been eliminated within the consolidated financial statements.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, the impairment assessment of goodwill, the fair value of warrant liability, the fair value of stock-based compensation, sales returns and allowances, trade promotional allowances, allowance for inventory obsolescence, contingent liabilities, fair value and depreciable lives of long-lived assets, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of September 30, 2021, the Company had cash and cash equivalents of $82.6 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in first-out method based on actual costs. Inventory as of September 30, 2021 and December 31, 2020 was comprised of the following:

Description	September 30, 2021	December 31, 2020
Raw Materials	$99,368	$143,380
Work-in-Progress	90,901	-
Finshed Goods	2,000,081	-
Total Inventory	$2,190,350	$143,380

The Company began shipping inventory to its customers in the third quarter of 2021. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence based on estimates of net realizable value, no allowance for obsolete inventory was necessary as of September 30, 2021 and December 31, 2020.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in right of use assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of September 30, 2021, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the three and nine months ended September 30, 2021 and 2020.

Revenue Recognition

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. Deferred revenue results from cash receipts from or amounts billed to customers in advance of the transfer of control of the promised services to the customer and is recognized as performance obligations are satisfied. When sales commissions or other costs to obtain contracts with customers are considered incremental and recoverable, those costs are deferred and then amortized as selling and marketing expenses on a straight-line basis over an estimated period of benefit.

Through June 30, 2021, the Company’s sole revenue was generated from a cost-reimbursable federal grant with the National Institutes of Health, which grant was completed in the second quarter of 2020. The Company recognized revenue on this grant as grant-related expenses were incurred by the Company or its subcontractors. The Company recognized $30,430 of revenue under this arrangement during the nine months ended September 30, 2020.

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81mg and 325 mg doses in the third quarter of 2021 and recognizes revenue, at a point in time, when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are received by the customer or when a product is picked up by the customer or the customer’s carrier. The Company recognized total revenue from sales of VAZALORE of $6.6 million for the three months ended September 30, 2021.

Nature of Goods and Services

The Company generates revenue from the sale of its VAZALORE products through a broad distribution platform that includes drugstores, mass merchandisers, supermarkets, and e-commerce channels, all of which sell its products to consumers. Finished goods products are typically shipped FOB destination and accordingly, the Company recognizes revenue upon delivery to the customer or pick-up by the customer’s carrier.

Satisfaction of Performance Obligations

The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. The Company had no unsatisfied performance obligations or deferred revenue as of September 30, 2021.

Variable Consideration

Provisions for certain customer promotional programs, product returns and discounts to customers are accounted for as variable consideration and recorded as a reduction in sales, based on an estimate of future returns, and customer prompt payment discounts, redemption of coupons by consumers and trade promotional allowances paid to customers. These allowances cover extensive promotional activities, primarily comprised of cooperative advertising, slotting, coupons, periodic price reduction arrangements, and other in-store displays.

The reserves for sales returns and consumer and trade promotion obligations are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date.  The Company uses trend experience and coupon redemption inputs in arriving at coupon reserve requirements and uses forecasted customer and sales organization inputs, and historical trend analysis for consumer brands in determining the reserves for other promotional activities and sales returns. The balance of reserves for sales returns and consumer and trade promotion obligations, reflected in the accompanying unaudited condensed consolidated balance sheets as a reduction to accounts receivable, was $1.8 million as of September 30, 2021 (none as of December 31, 2020).

Cost of Sales

Cost of sales include costs related to the manufacture and packaging of the Company’s products charged by our contract manufacturer and packagers. Cost of sales also includes inbound and outbound shipping and warehousing costs, expenses related to order process, quality assurance and royalties.

Sales, Marketing and Administrative

Selling, marketing and administrative (“SM&A”) expenses include costs related to functions such as sales, marketing, corporate management, insurance, and legal costs. Broker commissions are incurred and expensed as SM&A costs in the underlying consolidated statements of income when the underlying sales take place. Sales and marketing expenses also include costs for advertising (excluding the costs of cooperative advertising programs, which are reflected in net sales), contract field force, consumer promotion costs (such as on-shelf advertisements and displays). Sales and marketing costs are expensed as incurred.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any contract assets or liabilities as of September 30, 2021 and December 31, 2020.

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

Due to net losses, none of the participating securities nor potential dilutive securities had a dilutive impact during the three and nine months ended September 30, 2021 and 2020.

The following table sets forth the potential dilutive securities:

	September 30, 2021	September 30, 2020
Stock Options	3,498,297	2,039,047
Warrants	6,665,814	2,704,593
Convertible Preferred Stock	6,476,275	9,213,604
Total Potential Dilutive Shares	16,640,386	13,957,604

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

NOTE 4. DEBT

Term Loan Facility

On August 9, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) that provides for a Term Loan Facility (the “Term Loan Facility” and all amounts borrowed thereunder, the “Term Loan”). The Company borrowed $7.5 million under the Term Loan. The Term Loan Facility carried interest at a floating rate of 4.0% above the prime rate per annum (for a total interest rate of 7.25% through payment on February 9, 2021), with interest payable monthly. The Term Loan Facility included a final payment fee equal to 8.0% of the original principal amount (“Final Payment Fee”), which was accrued using the effective interest method over the term. All outstanding principal, interest and the Final Payment Fee under the Term Loan were due and paid on February 9, 2021. The Term Loan may not be reborrowed.

As of December 31, 2020, $0.6 million of the face value of the Term Loan was outstanding and was presented in the accompanying unaudited consolidated balance sheet net of current unamortized discounts and issuance costs of $2,735. Total interest expense recognized for the three months ended September 30, 2021 and 2020 was $0 and $73,477, respectively. Total interest expense recognized for the nine months ended September 30, 2021 and 2020 was $11,177 and $323,976, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

On March 5, 2021 the Company completed an underwritten public offering in which the Company issued and sold 7,875,000 shares of the Company’s common stock at a price to the public of $8.00 per share (the "Offering"). Gross proceeds of the Offering were $63 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company and resulted in net proceeds of $59.0 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriters retained a customary 30-day overallotment option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission. The overallotment option was exercised on March 16, 2021 for 1,049,700 shares with gross proceeds of $8.4 million and net proceeds of $7.9 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

ATM Offering

On August 6, 2021, the Company entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP”), as sales agent, and commenced an at-the-market offering (the “ATM Offering”) pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock, having an aggregate offering price of up to $75.0 million. Sales of the common stock under the ATM Offering are made under the Company’s previously filed and currently effective shelf registration statement on Form S-3 and the sales agreement prospectus that forms a part of such registration statement. The aggregate compensation payable to JMP is 3.0% of the gross proceeds from each sale of the Company’s common stock. Under the ATM Offering, the Company sold 448,268 shares and raised gross proceeds of $8.0 million and net proceeds of $7.6 million during the three months ended September 30, 2021. As of September 30, 2021 $67.0 million remained available under the ATM Offering.

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

The Series A Preferred Stock was issued at $1,000 per share and was initially convertible into shares of common stock at a conversion price of $2.60 per share, subject to certain adjustments. Holders of the Series A Preferred Stock were entitled to an initial dividend rate of 8.0% per annum, which ended on February 26, 2021, the date of the FDA’s approval of the supplemental NDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends were compounded quarterly and payable in cash or shares of Series A Preferred Stock at the Company’s option or, alternatively, the initial conversion price will be adjusted upon conversion to reflect the impact of the accrued dividends. The Series A Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

In June 2021, the Series A Preferred Stock holders converted 2,358 shares of Series A Preferred Stock into shares of common stock pursuant to the original terms of the Series A Preferred Stock.  Upon conversion, accrued dividends payable of $2.6 million were settled by adjusting the initial conversion price, resulting in a new conversion price of $2.22 per share.  The revision of the conversion price resulted in the recognition of a contingent beneficial conversion feature in the amount of $2.2 million which is reflected as a deemed dividend which was accounted for as an increase and decrease to additional-paid-in capital in equity due to the Company’s accumulated deficit position. As a result of the conversion, Series A Preferred Stock carrying value was reduced $2.6 million and the Company issued 1,064,517 shares of its common stock.

As of September 30, 2021, 12,642 shares of Series A Preferred Stock remain outstanding with a conversion price of $2.22 per share. The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features and has a carrying value of $13.7 million as of September 30, 2021.

The Company recognized $2,419,893 (or $0.11 per share) of total dividends on the Series A Preferred Stock (including the contingent beneficial conversion feature) during the nine months ended September 30, 2021 (none during the three months ended September 30, 2021).  The Company recognized $336,855 (or $0.04 per share) and $983,823 (or $0.11 per share) of total dividends on the Series A Preferred Stock (including the contingent beneficial conversion feature) during the three and nine months ended September 30, 2020.

Series B Preferred Stock

In March 2020, the Company entered into a purchase agreement with certain accredited investors for the private placement of $8.0 million of Series B Preferred Stock pending stockholders' approval, which approval was subsequently obtained on May 15, 2020. Accordingly, the Company completed the private placement on May 15, 2020, raising $8.0 million through the issuance of 8,000 shares of Series B Preferred Stock. The Series B Preferred Stock was issued at $1,000 per share and is convertible into shares of common stock at a conversion price of $3.10 per share, subject to certain adjustments. Holders of the Series B Preferred Stock were entitled to an initial dividend rate of 8.0% per annum, which ended on February 26, 2021, the date of the FDA’s approval of the supplemental NDA of VAZALORE 325 mg and VAZALORE 81mg. The dividends were compounded quarterly and payable in cash or shares of Series B Preferred Stock at the Company’s option or, alternatively, the initial conversion price will be adjusted upon conversion to reflect the impact of the accrued dividends. The Series B Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

In June 2021, certain Series B Preferred Stock holders converted 5,636 shares of Series B Preferred Stock into shares of common stock pursuant to the original terms of the Series B Preferred Stock.  Upon conversion, accrued dividends payable of $0.4 million were settled by adjusting the initial conversion price, resulting in a new conversion price of $2.91 per share for those holders (the conversion price for holders that did not convert shares remains at $3.10 per share).  As a result of the conversion, Series B Preferred Stock carrying value was reduced by $5.8 million and the Company issued 1,935,483 shares of its common stock.

As of September 30, 2021, 364 shares of Series B Preferred Stock remain outstanding with a conversion price of $2.91 per share and 2,000 shares remain outstanding with a conversion price of $3.10 per share.  The Series B Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features and has a carrying value of $2.3 million as of September 30, 2021.

The Company recognized $105,065 (or $0.005 per share) of total dividends on the Series B Preferred Stock during the nine months ended September 30, 2021 (none during the three months ended September 30, 2021). The Company recognized $162,942 (or $0.02 per share) and $243,599 (or $0.03 per share) of total dividends on the Series B Preferred Stock during the three and nine months ended September 30, 2020.

Warrants

In June 2017, the Company issued stock purchase warrants to purchase 2,646,091 shares of common stock at an exercise price of $7.50 per share. The warrants, exercisable beginning six months and one day after issuance, have a 10-year term and are liability classified due to the holders’ right to require the Company to repurchase the warrants for cash upon certain deferred fundamental transactions ( “June 2017 Warrants”). See Note 7 for the fair value measurement of the warrant liability.

In connection with the entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share. These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

In November 2020, the Company issued warrants to purchase 5,230,910 shares of common stock which have an exercise price of $4.31 per share, contain a cashless exercise provision, will expire five years from the date of issuance and are equity classified (the “November 2020 Warrants”).

During the third quarter of 2021, holders of 20,364 of the June 2017 Warrants and 871,099 of the November 2020 Warrants exercised the warrants pursuant to their original terms. As a result of the warrants exercised, 20,364 of the warrants were exercised on a cashless basis and 871,099 of the warrants were exercised for $3.8 million in cash, additional-paid-in-capital was increased $4.1 million, and the Company issued an aggregate of 883,746 shares of common stock upon exercise of such warrants.

For the nine months ended September 30, 2021, holders of 188,590 of the June 2017 Warrants and 1,081,099 of the November 2020 Warrants exercised the warrants pursuant to their original terms. As a result of the warrants exercised, 152,226 of the warrants were exercised on a cashless basis and 1,117,463 of the warrants were exercised for $4.9 million in cash, additional-paid-in-capital was increased $7.1 million and the Company issued an aggregate of 1,192,421 shares of common stock upon exercise of such warrants

The following is a summary of warrant activities for the nine months ended September 30, 2021:

Description	Outstanding @ 12/31/2020	Exercised	Outstanding @ 9/30/21	Exercise Price
2017 Warrants	2,646,091	(188,590)	2,457,501	$7.50
2020 Warrants	5,230,910	(1,081,099)	4,149,811	$4.31
SVB Warrants	58,502	-	58,502	$6.41
Total Warrants	7,935,503	(1,269,689)	6,665,814

Stock Options

The following is a summary of stock option activities for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	2,979,047	$13.96	7.2
Granted	528,000	$15.28
Exercised, cancelled, or forfeited	(8,750)	81.28
Outstanding, September 30, 2021	3,498,297	$10.07	7.5	$38,970,547

Exercisable, September 30, 2021	1,492,514	$13.69	5.5	$15,048,635

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (as subsequently amended on November 10, 2020, the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants, and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. As of September 30, 2021, there are 3,000,000 shares authorized to be issued pursuant to the 2018 Plan, of which 429,650 shares remain available for issuance.  On August 3, 2021, subject to stockholder approval, the Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 4,000,000 shares (the “Plan Amendment”). [The Plan Amendment was [approved] by the stockholders on November 9, 2021.

The Company granted 528,000 options during the nine months ended September 30, 2021 with an aggregate fair value of $5.6 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate ranging from 0.6% - 1.1%, (2) expected life of 6 years, (3) expected volatility ranging from of 80.8%-86.9%, and (4) zero expected dividends. As of September 30, 2021, the Company had $8.5 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.9 years.

During the three months ended September 30, 2021 and 2020, the Company recorded $0.7 million and $0.3 million, respectively, in total stock-based compensation expense related to the stock options. During the nine months ended September 30, 2021 and 2020, the Company recorded $1.9 million and $0.8 million, respectively, in total stock-based compensation expense related to the stock options. Substantially all stock-based compensation expense is classified as selling, marketing and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring in September 2023, and June 2024. The office leases require the Company to pay for its maintenance, and insurance. Rental expense under these agreements was $49,501 and $87,851 for the three months ended September 30, 2021 and 2020, respectively, and was $227,387 and $263,054 for the nine months ended September 30, 2021 and 2020, respectively.

In the second quarter of 2021, the Company renewed its headquarters office lease through September 2023. The modification resulted in an increase in its right of use assets and lease liabilities of $0.1 million, using a discount rate of 7.25%.

All the Company’s existing leases as of September 30, 2021 are classified as operating leases and have a weighted average remaining lease term of 2.4 years. Certain of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability ranges from 7.25% to 9.50%. In addition, the Company was the sublessor for office space in New York; the sublease expired in July 2021.

Lease costs, net of sublease income, for the three months ended September 30, 2021 consisted of the following:
Operating lease cost	$49,501
Sublease income	(20,694)
Total lease costs	$28,807

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:
2021	33,474
2022	132,231
2023	113,823
2024	30,132
Total	309,660

Discount factor	(30,657)
Lease liability	279,003
Current lease liability	(113,509)
Non-current lease liability	$165,494

Purchase Commitments

As of September 30, 2021, the Company has entered into media and advertising commitments for VAZALORE of $2.4 million which is expected to be paid during the rest of 2021.

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

The June 2017 Warrants contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at September 30, 2021 include: (1) the Company stock price of $19.30, (2) the risk-free rate of 1.10%, (3) remaining expected life of 5.7 years, and (4) expected volatility of 89%.

The Series A Preferred Stock and the Series B Preferred Stock both contain a contingent put option and, accordingly, the Company considered the put options to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of these liabilities was de minimis at issuance and as of September 30, 2021, due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021:

Description	Balance at June 30, 2021	Established in 2021	Change in Fair Value	Balance at September 30, 2021

Warrant liability	$25,791,417	$(276,547)	$11,784,305	$37,229,175

Description	Balance at December 31, 2020	Established in 2021	Change in Fair Value	Balance at September 30, 2021

Warrant liability	$9,691,271	$(2,139,463)	$29,747,367	$37,229,175

The following table identifies the carrying amounts of such liabilities at September 30, 2021 and December 31, 2020:

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$37,229,175	$37,229,175
Balance at September 30, 2021	$-	$-	$37,229,175	$37,229,175

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$9,691,271	$9,691,271
Balance at December 31, 2020	$-	$-	$9,691,271	$9,691,271

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized during the three and nine months ended September 30, 2021 and 2020.

NOTE 7. SUBSEQUENT EVENTS

None.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “PLx Pharma” refers to PLx Pharma Inc. and its subsidiary. The information contained herein is current as of the date of this Quarterly Report (September 30, 2021), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our financials and results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.

Overview

We are a commercial-stage drug delivery platform technology company focused on improving how and where active pharmaceutical ingredients (APIs) are absorbed in the gastrointestinal (GI) tract via its clinically validated and patent protected PLxGuard™ technology.  We believe this platform has the potential to improve the absorption of many drugs currently on the market or in development, and to reduce the risk of stomach injury associated with certain drugs.

VAZALORE is an FDA-approved liquid-filled aspirin capsule, available in 81 mg and 325 mg doses. VAZALORE delivers aspirin differently from plain and enteric coated aspirin products. The special complex inside the capsule allows for targeted release of aspirin, limiting its direct contact with the stomach. VAZALORE delivers fast, reliable absorption for pain relief plus the lifesaving benefits of aspirin.

Our commercialization strategy targets the over-the-counter (“OTC”) market, taking advantage of the existing distribution channels for aspirin. We market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels.  Our product pipeline also includes other oral NSAIDs using the PLxGuard drug delivery platform that may be developed, including PL1200 Ibuprofen 200 mg and PL1200 Ibuprofen 400 mg, for pain and inflammation in Phase I clinical stage.

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

The Company has not experienced any significant negative impact on its September 30, 2021 unaudited consolidated financial statements related to COVID-19.

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

Through June 30, 2021, the Company’s sole revenue was generated from a cost-reimbursable federal grant with the National Institutes of Health, which grant was completed in the second quarter of 2020. The Company recognized revenue on this grant as grant-related expenses were incurred by the Company or its subcontractors. The Company recognized $27,907 and $30,430 of revenue under this arrangement during the nine months ended September 30, 2021 and 2020, respectively.

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue when control of a promised good is transferred to a customer in an amount that reflects consideration that the company expects to be entitled to in exchange for that good. This occurs either when the finished goods are delivered to the customer or when a product is picked up by the customer or the customer’s carrier.  The Company recognized total revenue from sales of VAZALORE of $6.6 million for the three months ended September 30, 2021.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we disclose include adjusted non-GAAP loss attributable to common stockholders and adjusted non-GAAP net loss per common share.  Non-GAAP net loss per share is defined as net loss per share excluding the change in the fair value of warrant liability and dividends and beneficial conversion feature related to our preferred stock.

We consider adjusted non-GAAP net loss and adjusted non-GAAP net loss per basic and diluted earnings per share to be an important financial indicator of our operating performance, providing investors and analysts with a useful measure of operating results unaffected by the impact on the financial statements of the volatility of the change in the fair value of the warrant liability and non-cash and non-recurring dividends and beneficial conversion features on our preferred stock.  Management uses adjusted non-GAAP net loss and adjusted non-GAAP net loss per share when analyzing our performance.  Adjusted non-GAAP net loss and adjusted non-GAAP net loss per share should be considered in addition to, but not in lieu of net loss or net loss per share reported under GAAP.

A reconciliation of adjusted non-GAAP net loss per share to the most directly comparable GAAP finance measure is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss attributable to common stockholders - GAAP	$(21,642,492)	$(3,626,289)	$(52,212,327)	$(8,456,792)
Adjustments:
Change in fair value of warrant liability	11,784,305	(134,552)	29,747,367	(2,804,962)
Preferred dividends and beneficial conversion feature	-	499,797	2,524,958	1,227,422

Adjusted non-GAAP net loss attributable to common stockholders	$(9,858,187)	$(3,261,044)	$(19,940,002)	$(10,034,332)

Adjusted non-GAAP net loss per common share - basic and diluted	$(0.37)	$(0.36)	$(0.89)	$(1.10)

Weighted average shares of common shares - basic and diluted	26,911,855	9,156,260	22,342,538	9,156,260

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue

Total revenues were $6.6 million for the three months ended September 30, 2021, compared to no revenue for the three months ended September 30, 2020, and reflected the launch of VAZALORE 81 mg and 325 mg dose strengths with initial distribution to U.S. retail channels.  Net sales were led by the 81 mg dose strength (consisting of two SKUs), which represented approximately two-thirds of total revenues in the third quarter of 2021.

Gross Profit

Gross profit for the three months ended September 30, 2021 of $2.7 million reflected VAZALORE’s initial distribution.  Gross margin of 41% reflects outsourced manufacturing and packaging costs, shipping and warehousing costs, expenses related to order processing, quality assurance and royalties.

Operating Expenses

Total operating expenses were $12.6 million for the three months ended September 30, 2021, a 294% increase from operating expenses of $3.2 million for the three months ended September 30, 2020 reflected the promotional activities and associated expenses for the commercial launch of VAZALORE. Operating expenses for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Increase
	2021	2020		%
Operating Expenses
Research and development expenses	$1,551,988	$1,207,302	$344,686	29%
Selling, marketing and administrative expenses	11,013,221	1,981,037	9,032,184	456%
Total operating expenses	$12,565,209	$3,188,339	$9,376,870	294%

,

Research and Development Expenses

Research and development expenses were $1.6 million for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020. The increase reflects the rise in pre-commercial manufacturing-related activities for VAZALORE. Both periods included spending for VAZALORE clinical trials (81mg dose in 2021 and 325 mg dose in 2020).

Selling, Marketing and Administrative Expenses

Selling, marketing and administrative expenses totaled $11.0 million for the three months ended September 30, 2021, compared to $2.0 million for the three months ended September 30, 2020. The increase is primarily due to VAZALORE launch expenses and increased non-cash stock-based compensation. During the third quarter of 2021, the Company launched a cardiovascular specialty field force and a national media television campaign to raise awareness for VAZALORE among healthcare professionals and consumers.

Other income (expense), net

Other income (expense), net totaled $11.8 million of other expense and $0.1 million of other income for the three months ended September 30, 2021 and 2020, respectively. The variance is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock offset by lower net interest due to the payoff of the Term Loan (as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited)).

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue

Total revenues were $6.6 million for the nine months ended September 30, 2021 and reflected the launch of VAZALORE 81 mg and 325 mg dose strengths with initial distribution to U.S. retail channels.  Net sales were led by the 81 mg dose strength (consisting of two SKUs), which represented approximately two-thirds of total revenues for the 2021 period.  The 2020 period reflected revenues of $30,430 for the nine months ended September 30, 2020 for work performed under a federal grant from the National Institutes of Health in the prior year period, which came to an end in the second quarter of 2020.

Gross Profit

Gross profit for the nine months ended September 30, 2021 of $2.7 million reflected VAZALORE’s initial distribution.  Gross margin of 41% reflects outsourced manufacturing and packaging costs, shipping and warehousing costs, expenses related to order processing, quality assurance and royalties.

Operating Expenses

Total operating expenses were $22.6 million for the nine months ended September 30, 2021, a 131% increase from operating expenses of $9.8 million for the nine months ended September 30, 2020. Operating expenses for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,		Increase
	2021	2020		%
Operating Expenses
Research and development expenses	$3,494,221	$3,116,097	$378,124	12%
Selling, marketing and administrative expenses	19,147,297	6,681,452	12,465,845	187%
Total operating expenses	$22,641,518	$9,797,549	$12,843,969	131%

Research and Development Expenses

Research and development expenses were $3.5 million for the nine months ended September 30, 2021, compared to $3.1 million for the nine months ended September 30, 2020. The increase reflects the rise in pre-commercial manufacturing-related activities for VAZALORE partially offset by lower clinical trial costs.

Selling, Marketing and Administrative Expenses

Selling, marketing and administrative expenses were $19.1 million for the nine months ended September 30, 2021, compared to $6.7 million for the nine months ended September 30, 2020, primarily due to VAZALORE launch expenses and increased non-cash stock-based compensation. During the third quarter of 2021, the Company launched a cardiovascular specialty field force and a national media television campaign to raise awareness for VAZALORE among healthcare professionals and consumers.

Other income (expense), net

Other income (expense), net totaled $29.7 million of other expense and $2.5 million of other income during the nine months ended September 30, 2021 and 2020, respectively. The increase is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock offset with lower net interest due to the payoff of the Term Loan.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(18,756,662)	$(9,723,591)
Net cash provided by (used in) investing activities	$94,542	$(102,000)
Net cash provided by financing activities	$78,767,766	$4,910,812

Net Cash Used in Operating Activities

Net cash used in operating activities of $18.8 million and $9.7 million for the nine months ended September 30 2021 and 2020, respectively, is higher in 2021 due to the combination of higher operating expenses primarily related to sales and marketing and the inventory build for the launch of VAZALORE, and the Final Payment Fee (as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited)) on the Term Loan offset by the timing of expense payments.

Net Cash Provided by Investing Activities

Net cash provided by (used in) investing activities of $94,542 and ($102,000) for the nine months ended September 30 2021 and 2020, respectively, was generated from the sale and purchases of various property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $78.8 million during the nine months ended September 30, 2021 compared to $4.9 million during the nine months ended September 30, 2020. The current period reflects net proceeds from a public offering and the ATM Offering (as defined in Note 5 of the Notes to the Consolidated Financial Statements (unaudited)) along with exercises of various stock purchase warrants, offset by two months of payments of the Term Loan as this was paid off in February 2021. The 2020 period represents proceeds from the issuance of Series B Preferred Stock offset by principal payments on the Term Loan.

Future Liquidity and Capital Needs

As of September 30, 2021, we had working capital of $81.2 million, including cash and cash equivalents of $82.6 million.

The Company had not generated any revenue from the sale of products prior to the quarter ended September 30, 2021 and has incurred operating losses in each year since we commenced operations. The Company began generating revenue in the U.S. from its sales of VAZALORE in the third quarter of 2021. The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the commercialization of VAZALORE. Additionally, as of September 30, 2021, the Company has entered into media and advertising commitments for VAZALORE of $2.4 million which is expected to be paid during the rest of 2021.  Further, the Company has supply agreements with its contract manufacturer and packager for VAZALORE which contain minimum annual purchase commitments starting in 2021 and continuing through 2025; the minimum annual purchase commitments are intended to ensure that manufactured product is available when required to enable the Company to meet its expected market demand for VAZALORE.

Even though we are generating revenue, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, the Company’s cash on hand at September 30, 2021 provides support that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigate the substantial doubt consideration.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

INDEX TO EXHIBITS

Number	Description

10.1	Equity Distribution Agreement, dated August 6, 2021, by and between the Company and JMP Securities LLC (filed as Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-333-258540), filed with the SEC on August 6, 2021, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit)(unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: November 12, 2021	/s/ Natasha Giordano
By: Natasha Giordano
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor
Title: Chief Financial Officer (Principal Financial and Accounting Officer)