Form 10-K
period 2021-12-31
PLx Pharma Inc.
filed 2022-03-11
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the NASDAQ Capital Market), excluding outstanding shares beneficially owned by directors and executive officers, was $335.7 million.

As of March 8, 2022, there were 27,539,229 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Information Regarding Forward-Looking Statements

This Form 10-K and certain information incorporated herein by reference may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative versions of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs that we believe to be reasonable as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” of this Form 10-K, which could cause our future operating results to differ materially from those set forth in any forward-looking statement. In light of these risks, uncertainties and assumptions, there can be no assurance that any such forward-looking events or circumstances included herein can be realized, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments. Forward-looking statements include, but are not limited to, statements about:

●	our ability to maintain regulatory approval of VAZALORE® 81 mg and VAZALORE® 325 mg (referred to together as “VAZALORE”) and any future product candidates;

●	the benefits of the use of VAZALORE;

●

the projected dollar amounts of future sales of established and novel technologies designed to deliver oral non-steroidal anti-inflammatory drugs (“NSAIDs”) and other analgesics while limiting direct contact with the stomach lining;

●	our ability to successfully further commercialize our VAZALORE products, or any future product candidates;

●	the rate and degree of market acceptance of our VAZALORE products or any future product candidates;

●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our ability to scale up manufacturing of our VAZALORE products to commercial scale;

●	our ability to successfully build and maintain a specialty sales force and commercial infrastructure or collaborate with a firm that has these capabilities;

●	our ability to compete with companies currently producing gastrointestinal(“GI”)-safety designed technologies for oral NSAIDs and other analgesics;

●	our reliance on third parties to conduct our clinical studies;

●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

●	our reliance on third-party warehouse and distribution centers to store and deliver our products to retail trade locations;

●	our reliance on retail trade customers to maintain an adequate supply of VAZALORE on store shelves or displays;

●	our ability to obtain supply of raw materials;

●	our reliance on our current and any potentialcollaboration partners’ performance over which we do not have control;

●	our ability to retain and recruit key personnel, including development of a sales and marketing function;

●	our ability to obtain and maintain intellectual property protection for our VAZALORE products or any future product candidates;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional financing;

●	our ability to identify, develop, acquire and in-license new products and product candidates;

●

our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations, including but not limited to any milestone payments or royalties;

●	legal, political, judicial and regulatory changes;

●	any impact of the COVID-19 pandemic on our business and financial results;

●	our financial performance;

●	developments and projections relating to our competitors or our industry; and

●	our ability to access additional capital due to fluctuations in the U.S. stock market.

Note Regarding Trademarks and Trade Names

We own various U.S. federal trademark registrations and applications and unregistered trademarks, trade names and service marks, including:

●	PLX®

●	PLX PHARMA®

●	PLXGUARD™

●	VAZALORE®

●	FIRST LIQUID-FILLED ASPIRIN CAPSULES™

●

Solely for convenience, the trademarks and trade names in this Form 10-K are sometimes referred to without the ® or ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. We have described below a number of risk factors which, in addition to uncertainties, risks and other information presented elsewhere in this Form 10-K, including our consolidated financial statements and notes thereto, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below, as well as those presented elsewhere in this Form 10-K, should be considered carefully in evaluating the Company, our business and the value of our securities. These risks are more fully described in Part I, Item 1A. Risk Factors. These risks include, among others, the following:

●	Our future success largely depends on sales of our VAZALORE product.

●

Even though VAZALORE has already obtained regulatory approval, it may never achieve market acceptance by physicians, patients, and others in the medical community and retail trade environment necessary for commercial success and the market opportunity may be smaller than we estimate.

●

We have not yet generated significant revenues, have a limited operating history, have incurred operating losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

●	We may need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our operations or commercialization efforts.

●	Adverse safety events involving our marketed products may have a negative impact on our business.

●	Our business will be highly dependent on professional and public reputation and perception, which may change, leading to volatile sales.

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

●	We are subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

●	If we are unable to maintain our relationship with Amazon, our business will be significantly disrupted.

●

We rely on third party manufacturers to produce commercial supplies of VAZALORE. The failure of third party manufacturers to provide us with adequate commercial supplies could result in a material adverse effect on our business.

●	We will need to grow our organization, and we may experience difficulties in managing growth.

●

Changes in our business strategy, including further entry into the consumer product market or restructuring of our businesses, may increase our costs or otherwise affect the profitability of our businesses.

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

●

We may engage in future acquisitions that increase our capital requirements, dilute our stockholders' ownership position, cause us to incur debt or assume contingent liabilities and subject us to other risks.

PART I

ITEM 1.  BUSINESS.

Company Overview

The Company, together with its subsidiary PLx Opco Inc., is a commercial-stage drug delivery platform technology company focused on improving how and where active pharmaceutical ingredients (“APIs”) are absorbed in the gastrointestinal GI tract via its clinically-validated and patent-protected PLxGuard™ technology. The Company has two Food and Drug Administration (“FDA”) approved products, VAZALORE® 81 mg and VAZALORE® 325 mg, which are liquid-filled aspirin capsules for over-the-counter (“OTC”) distribution.

VAZALORE delivers aspirin differently from plain and enteric coated aspirin products. The special complex inside the capsule allows for targeted release of aspirin, limiting its direct contact with the stomach lining. VAZALORE delivers fast, reliable absorption for pain relief plus the lifesaving benefits of aspirin.

2021 Business Highlights

●

Presented new scientific data on the pharmacologic profile of FDA-approved VAZALORE 81 mg liquid-filled aspirin capsules during the Transcatheter Cardiovascular Therapeutics Meeting of the Cardiovascular Research Foundation.

●	Introduced VAZALORE nationwide through more than 30,000 retail drugstores, grocery stores, mass merchandisers, and e-commerce sites.

●	Implemented a cardiovascular specialty field force to expand reach and increase awareness among healthcare professionals at leading heart/stroke hospitals and affiliated clinical practices.

●	Launched a national media television campaign targeting healthcare providers and consumers.

●	Completed a public offering of common stock valued at approximately $71.4 million, including the exercise of an overallotment option.

●	Received FDA approval of VAZALORE 81 mg and VAZALORE 325 mg doses.

Corporate Information

We were originally incorporated in Texas in 2002 and re-incorporated in Delaware in 2015. Our principal executive offices are located at 9 Fishers Lane, Suite E, Sparta, NJ 07871, and our telephone number is (973) 409-6541. Our website address is www.plxpharma.com. We have not incorporated by reference into this Form 10-K the information in, or that can be accessed through, our website, and you should not consider it to be a part of this Form 10-K.

On April 19, 2017, Dipexium Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Dipexium Pharmaceuticals, Inc., a Delaware corporation (“Dipexium”), merged with and into PLx Pharma Inc., a privately-held Delaware corporation (“Old PLx”), pursuant to the terms of a certain Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Dipexium, Merger Sub and Old PLx (the “Merger”). As part of the Merger, Dipexium was re-named PLx Pharma Inc. and Old PLx was re-named PLx Opco Inc. Following completion of the Merger, Old PLx became a wholly-owned subsidiary of the Company. Since the completion of the Merger, the business we have conducted has primarily been the business of Old PLx.

Our Strategy and Our Products

Our commercialization strategy targets the OTC market, taking advantage of the existing distribution channels for aspirin. We market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels. Our product pipeline also includes other oral NSAIDs using the PLxGuard drug delivery platform that may be developed, including PL1200 Ibuprofen 200 mg and PL1100 Ibuprofen 400 mg, for pain and inflammation in Phase 1 clinical stage. We are also screening additional compounds outside of the NSAID category for possible development using our PLxGuard drug delivery platform.

PLxGuard Drug Delivery Platform

Some APIs can cause injury to the stomach lining. The innovative and unique PLxGuard drug delivery platform employs a pH-dependent release mechanism that relies on association of lipidic excipients with APIs for targeted release in the GI tract. The preassociation of PLxGuard’s proprietary pharmaceutical lipid means that the API is isloated from interaction with similar, naturally occurring phospholipids in the stomach lining, helping to prevent direct contact of the APIs with the stomach lining and subsequent local gastric injury.

This drug delivery platform is intended to reliably release APIs in higher pH environments and decrease exposure to the stomach lining, which is the most susceptible part of the GI tract to NSAID-induced local gastric injury. PLxGuard may have the potential to:

●	Enhance delivery of APIs;

●	Optimize drug absorption and reduce local GI injury;

●	Provide new or extended patent protection for an already approved or development-stage drug; and

●	Utilize the 505(b)(2) New Drug Application (“NDA”) regulatory path that often provides a faster and lower-cost FDA approval when used with already approved drugs.

The PLxGuard drug delivery platform, with our novel formulations using the APIs aspirin and ibuprofen, has undergone the clinical and preclinical testing described below. Other existing or new drugs in development that may benefit from the PLxGuard drug delivery platform will be evaluated either by us or through collaboration with other companies.

Product Pipeline

Our lead product, VAZALORE 325 mg, has been approved by the FDA for OTC distribution and is the first and only FDA-approved liquid-filled aspirin capsule. Pharmacokinetic studies demonstrated bioequivalence of VAZALORE to immediate-release, plain aspirin. In a clinical trial in obese diabetic patients at risk for cardiovascular disease, VAZALORE 325 mg was compared to immediate-release and enteric coated formulations after 3 day dosing. VAZALORE 325 mg delivered fast, reliable and predictable absorption and platelet inhibition consistent with immediate release aspirin. The area under the curve (“AUC”) of plasma concentrations of acetylsalicylic acid were VAZALORE 325 mg (2,523), immediate release aspirin (1,964) and enteric coated aspirin (456), thus absorption with VAZALORE 325 mg was 5 times as high as with enteric-coated aspirin 325 mg. After three days of treatment VAZALORE 325 mg provided extensive antiplatelet effects, with a median time to 99% inhibition of serum thromboxane B2 production of 2 hours compared with 48 hours for enteric-coated aspirin. This greater bioavailability translates into consistent and sustained antiplatelet benefits with twice as many patients achieving a complete antiplatelet response after 3 days treatment compared with enteric-coated aspirin 325 mg. Near complete inhibition of serum thromboxane B2 (>99%) is a clinically accepted marker for antiplatelet efficacy, which is sometimes referred to as aspirin response. The effects of VAZALORE on another measure of antiplatelet effect, inhibition of arachidonic acid induced platelet aggregation assessed by light transmission aggregometry, were consistent. The fast and reliable platelet inhibition achieved with VAZALORE 325 mg may be particularly important in the management of patients with vascular events such as heart attacks and clot-related strokes where complete platelet inhibition is absolutely critical.

VAZALORE 325 mg has also caused significantly fewer erosions and ulcers than immediate release aspirin after seven days of treatment. In a clinical trial, VAZALORE resulted in 47% lower risk of erosions or ulcers with a number needed to treat (“NNT”) of five and 71% lower risk of ulcers with an NNT of eight. The lower risk for local GI injury can have important benefits. The reduction of adverse gastric events may also be particularly important in the hospital setting where patients with vascular events such as heart attacks and clot-related strokes are at very high risk for gastric erosions and ulcers due to the stress associated with the episode and the co-administration of aspirin with other antiplatelet therapies that are standard components of the treatment protocols. Finally, the lower risk of erosions and ulcers after seven days of treatment as compared to immediate release aspirin may also be used to differentiate VAZALORE 325 mg from products intended for use in conditions associated with pain and inflammation, including other aspirin and NSAID products, although significant additional development and clinical testing will need to be performed.

VAZALORE 81 mg is our lower-dose companion product for VAZALORE 325 mg. This product utilizes exactly the same formulation as the 325 mg product (except delivered in a capsule one quarter the size). SNDAs for VAZALORE 81 mg and VAZALORE 325 mg doses were approved by the FDA in February 2021. In 2021, the Company conducted a randomized, open-label, crossover study of VAZALORE and enteric-coated aspirin. Preliminary results showed VAZALORE 81 mg provided fast and reliable absorption, and potent and early inhibition of platelet aggregation after a single dose. The pharmacologic profile of the 81 mg dose is consistent with the 325 mg dose. The study is titled, “Pharmacokinetic and Pharmacodynamic Profile of PL-ASA, a Novel Phospholipid-Aspirin Complex Liquid Formulation, Compared to Enteric-coated Aspirin at an 81 mg Dose – Results from a Prospective, Randomized Crossover Study” (F. Franchi et al.), were included in a virtual poster presentation during the 2021 Transcatheter Cardiovascular Therapeutics Meeting of the Cardiovascular Research Foundation.

We also believe the PLxGuard drug delivery platform may be used with other selected NSAIDs, such as ibuprofen. We have used the platform to create a lipid-based formulation of ibuprofen, PL1200 Ibuprofen 200 mg, for the OTC market, and PL1100 Ibuprofen 400 mg, for prescription doses of ibuprofen. We have OTC and prescription (“Rx”) Investigational New Drug applications (“INDs”) active with the FDA and have demonstrated bioequivalence with the OTC 200 mg dose ibuprofen to support a 505(b)(2) NDA in fasted-state clinical trials at three different doses, 200 mg, 400 mg, and 800 mg. Using the PL1200 capsules at prescription doses, we demonstrated potentially better GI tolerability in osteoarthritic patients with equivalent analgesic and anti-inflammatory efficacy, when compared with prescription ibuprofen in a six-week endoscopy pilot clinical trial. PL1200 and PL1100 Ibuprofen may be considered as being in Phase 1 in the FDA approval process and may qualify for the 505(b)(2) NDA path.

Warehousing & Distribution

We manage product distribution in the continental United States through one facility located in Illinois, which is owned and operated by RJW Logistics LLC, a third-party provider of warehouse services including storage, handling and shipping.

Sales & Marketing

We employ a variety of strategies to drive sales and consumer and healthcare professional awareness of VAZALORE, including mass media, digital marketing, in-store displays and coupons. We also generate awareness among healthcare professionals via our cardiovascular specialty field force.

Manufacturing and Product Supply

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

Customers

The Company generates revenue from the sale of its VAZALORE products through a broad distribution platform that includes drugstores, mass merchandisers, grocery stores, and e-commerce channels, all of which sell its products to consumers. For the year ending December 31, 2021, gross sales to Walmart Inc. and major drug store chains were 30.2% and 36.3%, respectively.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, consumer goods companies, generic drug companies, drug delivery companies and academic and research institutions. We believe the key competitive factors that will affect the development and commercial success of our product candidates include the therapeutic efficacy, safety and tolerability profiles and cost. Many of our competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Consequently, our competitors may develop products that may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

VAZALORE faces competition from many companies that sell OTC aspirin products. These include branded products from Bayer AG, Prestige Brands, Inc. (i.e., Bayer, Ecotrin, Goody’s, BC Powder) and Foundation Consumer Healthcare, LLC (i.e., St. Joseph) and private label or store brands (e.g., CVS, Walgreens). Aspirin is sold in the United States for multiple uses. In addition to cardiovascular disease prevention and treatment, OTC aspirin may be used for the treatment of pain, inflammation and fever. There are two aspirin products for cardiovascular disease prevention that are approved by the FDA for prescription use owned by Innovida Pharmaceutique Inc. (i.e., Yosprala) and Espero BioPharma, Inc. (i.e., Durlaza) that are, to the best of our knowledge, not currently marketed in the U.S. There are a variety of aspirin and NSAID products in various stages of development in the United States and globally that represent potential competition when and if they become approved by the FDA and are commercialized. Companies and academic institutions involved include Takeda Pharmaceutical Company Limited, Oxford Pharmascience Group Plc, Antibe Therapeutics Inc. and The City College of New York. VAZALORE and other pain and inflammation product candidates such as PL1200 Ibuprofen will face competition from many firms. These include OTC and prescription products. Major competitors include GSK/Pfizer Inc. (i.e., Advil), Johnson & Johnson (i.e., MotrinIB, Tylenol), Bayer AG (i.e., Aleve) and private label or store brands (e.g., CVS, Walgreens).

The aspirin market is currently predominantly composed of generic products either branded (e.g. Bayer) or private label (e.g. CVS). VAZALORE is the only liquid-filled aspirin capsule product to be approved by the FDA. VAZALORE went through a different regulatory approval process than the current OTC aspirin products being marketed in the U.S. VAZALORE was approved under the 505(b)(2) NDA process and is currently the only OTC available aspirin-based product that successfully passed this rigorous process. We believe the clinical trials, which demonstrated better efficacy and safety, will assist us in differentiating VAZALORE from the competition. Other product candidates will undergo clinical trials to provide differentiation as part of their product development and commercialization.

Intellectual Property

Our success depends, in part, upon our ability to protect our core novel technology. To establish and protect our proprietary rights, we rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets and know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights.

Patent Portfolio

We have developed our own patent applications that, as issued or if issued with claims as filed, will provide patent protection for VAZALORE 81 mg, VAZALORE 325 mg and other NSAID products, and will broaden the opportunity for new products to include many different drug classes. In the U.S., we have six patents issued from the “pH dependent carriers for targeted release of pharmaceuticals along the gastrointestinal tract, compositions therefrom and making and using same” family consisting of U.S. patent numbers 9216150, 9226892, 9730884, 10179104, 10646431 and 10786444 expiring on September 29, 2032. In China, we have been issued patent number ZL201280058596X expiring on September 28, 2032. In Hong Kong, we have been issued patent number HK1200098 expiring September 29, 2032. In Australia, we have been issued patent number 2012315545 expiring September 29, 2032. In Mexico, we have been issued patent numbers 340951 and 356017 expiring on September 29, 2032. In Japan, we have been issued patent numbers 6368645 and 6799504 expiring September 29, 2032. In India, we have been issued patent number 368047 expiring September 29, 2032. In Canada, we have been issued patent number 2850187 expiring September 29, 2032. In South Korea, we have been issued patent numbers 10-2162901 and 10-2188840 expiring September 29, 2032, and we have received a Notice of Allowance for additional claims. We have a pending application in Europe, which if issued, is expected to provide patent protection through September 29, 2032.

In March 2020, we filed a new patent application entitled Pharmaceuticals Carriers Capable of pH Dependent Reconstitution and Methods for Making and Using Same in the U.S. and may file in other international jurisdictions. If issued with claims as filed, this will provide additional patent protection for VAZALORE 81 mg, VAZALORE 325 mg, other NSAID products and new products to include many different drug classes with expiration in March 2041.

On January 8, 2003, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System (“UT”), as described in more detail in the section herein titled “License Agreements—UT License Agreement”, which was amended and restated on December 11, 2009, and subsequently amended on April 15, 2011 and on December 17, 2011 (as amended, the “UT License Agreement”). The patents in-licensed under the UT License Agreement constitute a part of our intellectual property. This family of patents includes composition of matter, methods of manufacturing and methods of treatment that provide protection for VAZALORE, PL1200 Ibuprofen and other NSAID product candidates in the United States and global markets. The following is a summary of the patents in-licensed under the UT License Agreement and their respective expiration dates:

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

●	Methods and compositions employing formulations of lecithin oils and NSAIDs for protecting the gastrointestinal tract – includes three issued U.S. patents, two of which expired on March 1, 2022 with one expiring on March 23, 2022.

U.S. patent numbers 10646431 and 10786444 “pH dependent carriers for targeted release of pharmaceuticals along the gastrointestinal tract, compositions therefrom and making and using same” have been submitted for listing in the FDA Orange Book (the “Orange Book”). As new patents are issued relative to FDA approved products such as VAZALORE 81 mg and 325 mg, they will be added to the Orange Book and, as new products are approved by the FDA, the relevant patents will be added to the Orange Book. The Orange Book lists patents that protect each drug. Patent listings and use codes are provided by the drug application owner, and the FDA is obliged to list them. In order for a generic drug manufacturer to win approval of a drug under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), the generic manufacturer must certify either that they will not launch their generic pharmaceutical product until after the expiration of the Orange Book-listed patent, that the patent is invalid and unenforceable, or that the generic product will not infringe the listed patent.

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

License Agreements

UT License Agreement

On January 8, 2003, we entered into the UT License Agreement. The patents in-licensed under this agreement constitute an important part of our intellectual property. This family of patents includes composition of matter, methods of manufacturing and methods of treatment that provide protection for VAZALORE, PL1200 Ibuprofen and other NSAID product candidates in the United States and in a number of global markets. Pursuant to the UT License Agreement, UT granted us an exclusive license under its patents and know-how related to their NSAID-phospholipid technology to develop and commercialize NSAID products for use anywhere in the world. Certain of the technology was developed with government funding, and the exclusivity of our license is therefore subject to certain retained rights of the U.S. federal government. We are responsible for the development and commercialization of the licensed products under the agreement. The UT License Agreement is in effect as to each of the licensed patents as long as the patents are valid. The UT License Agreement provides for milestone payments related to the first product to obtain regulatory approval to sell a licensed product, which milestone payments have been paid. The UT License Agreement provides for milestone payments based upon the aggregate revenue from the sale of all licensed products. There is a running royalty obligation in the low single digit range based upon net sales. If a product is commercialized by another company under a sublicense agreement with us, then UT receives a share of consideration received by us that is in the low double-digit range. There is a minimum annual royalty payment obligation. We are responsible for the prosecution and maintenance of the licensed patents at our expense and for the prosecution and control of any action for infringement related to any product that does, or may, compete with one of our marketed licensed products and any claim within a licensed patent that covers or relates to such marketed licensed product. In 2021, we paid milestones and royalties in the amount of approximately $0.1 million.

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

VAZALORE is the only NDA-approved OTC liquid-filled aspirin product available. Approval of the VAZALORE NDA granted VAZALORE labeling similar to that of monograph aspirin products.

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

Professional labeling for aspirin includes the following indications:

●

Vascular Indications (Ischemic Stroke, Transient Ischemic Attack, Acute Myocardial Infarction (“MI”), Prevention of Recurrent MI, Unstable Angina Pectoris, and Chronic Stable Angina Pectoris): Aspirin is indicated to: (1) reduce the combined risk of death and nonfatal stroke in patients who have had ischemic stroke or transient ischemia of the brain due to fibrin platelet emboli, (2) reduce the risk of vascular mortality in patients with a suspected acute MI, (3) reduce the combined risk of death and nonfatal MI in patients with a previous MI or unstable angina pectoris, and (4) reduce the combined risk of MI and sudden death in patients with chronic stable angina pectoris.

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

Under FTC regulations, claims in advertisements, including OTC medicine advertisements, must be truthful, substantiated, and cannot be misleading or unfair.

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

As we pursue international licensing and sales arrangements outside the United States, we will be heavily regulated and expect to have significant interaction with foreign officials. Additionally, in many countries outside the United States, the healthcare providers who prescribe human pharmaceuticals are employed by the government and the purchasers of human pharmaceuticals are government entities; therefore, our interactions with these prescribers and purchasers would be subject to regulation under the FCPA.

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

Employees

As of December 31, 2021, we had 19 employees, of which 16 are full time employees. Of these full-time employees, one works on research and development and clinical operations and 15 work in sales, marketing, management and administration. We added 8 new employees in 2021. We also use the services of numerous outside consultants in business and scientific matters. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In 2022, we anticipate continuing to grow our number of employees. We also will continue to use consultants in certain instances in order to maximize our employment flexibility in light of our business needs. Additionally, when we think it is in the best interest of our business we will rely upon external expertise rather than our internal employee base.

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

Risks Related to Commercialization of VAZALORE

Our future success largely depends on sales of our VAZALORE products. To the extent VAZALORE is not commercially successful, our business, financial condition and results of operations will be materially adversely affected.

In connection with our strategic shift to a commercial-stage drug delivery platform technology company, we expect to generate a significant percentage of our future revenue from sales of our VAZALORE product. As a result, the market acceptance of VAZALORE is critical to our continued success, and if we are unable to expand market acceptance of VAZALORE, our business, results of operations, financial condition, liquidity and growth prospects would be materially adversely affected.

Even though VAZALORE has already obtained regulatory approval, it may never achieve market acceptance by physicians, patients, and others in the medical community and retail trade environment necessary for commercial success and the market opportunity may be smaller than we estimate.

Although we have launched VAZALORE commercially, it may not achieve market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. Market acceptance of VAZALORE and any potential product candidate for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of the product candidate as demonstrated in clinical trials;

●	relative convenience and ease of administration;

●	the clinical indications for which the product candidate is approved;

●	the potential and perceived advantages and disadvantages of the product candidate, including cost and clinical benefit relative to alternative treatments;

●	the strength of competitive products;

●	the effectiveness of our sales and marketing efforts;

●	the strength of marketing and distribution support;

●	the willingness of physicians to recommend or prescribe the product;

●	our ability to maintain regulatory approvals for the product candidate;

●	acceptance by physicians, operators of hospitals and treatment facilities, and other healthcare professionals and parties responsible for reimbursement of the product;

●	the availability of adequate coverage and reimbursement by third-party payors and government authorities;

●	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;

●	the approval of other new products for the same indications;

●	the timing of market introduction of the approved product as well as competitive products; and

●	adverse publicity about the product or favorable publicity about competitive products.

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

While demonstrating a statistically significant reduction in mucosal damage at 42 days when evaluated using the same clinical endpoints used for early studies involving plain aspirin (i.e., ulcers and erosions), VAZALORE 325 mg did not demonstrate a statistically significant reduction in ulcers alone over the course of a 42-day trial. This lack of demonstrated long-term ulcer reduction could hamper our ability to market VAZALORE 325 mg for long-term use.

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

If we are unable to maintain effective sales, marketing and distribution capabilities or enter into sufficient third party arrangements for sales, marketing and distribution, we may not be able to effectively market, sell and distribute our product candidates, if approved.

We have recently established sales and marketing staff and distribution capabilities. If we are unable to maintain effective sales and marketing and distribution capabilities on our own or through third parties, we will not be successful in commercializing our products. To achieve commercial success for any approved product candidate, we must either develop a sales, marketing and distribution organization or outsource these functions to third parties. If we rely on third parties for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control, and our product revenue may be lower than if we directly marketed or sold our products. We have limited historical operations in this area, and if such efforts were necessary, we may not be able to successfully commercialize our future products. If we are not successful in commercializing our future products, either on our own or through third parties, any future product revenue will be materially and adversely affected.

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

Risks Related to Our Financial Condition

Interruptions in our relationships or declines in our business with major customers could materially harm our business and financial results.

Walmart Inc. and the major drug store chains accounted for 66.5% of our gross sales during the year ended December 31, 2021. Any interruption in our relationship or decline in our business with these customers or other customers upon whom we become highly dependent could cause harm to our business. Factors that could influence our relationship with our customers upon whom we may become highly dependent include:

●	our ability to offer our products at prices that are competitive with those of our competitors;

●	our ability to maintain quality levels for our products sufficient to meet the expectations of our customers;

●	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our customers;

●	our ability to continue to develop and launch new products that our customers feel meet their needs and requirements, with respect to cost, timeliness, features, performance and other factors;

●	our ability to provide timely, responsive and accurate customer support to our customers; and

●	the ability of our customers to effectively deliver, market and increase sales of their own products based on ours.

We have not yet generated significant revenues, have a limited operating history, have incurred operating losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have not generated significant revenue from the sale of VAZALORE and have incurred operating losses since we commenced operations. The Company’s operating loss for the year ended December 31, 2021 was $46.1 million. As of December 31, 2021, we had an accumulated deficit of approximately $148.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the commercialization of VAZALORE and our other product candidates. If VAZALORE is not successfully commercialized in the U.S., we will not achieve profitability and our business may fail. Our expenses will also increase substantially if and when we:

●	discover and develop additional product candidates;

●	establish and maintain a sales, marketing and distribution infrastructure to support the commercialization of VAZALORE and any other product candidates for which we may obtain marketing approval;

●	establish and maintain a manufacturing and supply chain sufficient for commercial quantities of VAZALORE and any other product candidates for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific, regulatory and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future; and

●	acquire or in-license other product candidates and technologies.

Because of the numerous risks and uncertainties associated with launching a commercial pharmaceutical product, pharmaceutical product development and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Even if we do generate more significant revenues, we may never achieve profitability. If we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We may need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our operations or commercialization efforts.

As of December 31, 2021, we had working capital of approximately $61.6 million and cash and cash equivalents of approximately $69.4 million. We may need to raise additional financing in the future to fund our operations. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, grants and more recently with revenues from sales of VAZALORE since the commercial launch in the third quarter of 2021. We may obtain additional financing through public or private equity offerings, our ATM Offering, debt financings (including related-party financings), a credit facility or strategic collaborations.

Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

●	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals for our product candidates;

●	the scope, progress, expansion, and costs of manufacturing our product candidates;

●	the emergence of competing technologies and other adverse market developments;

●	the resources we devote to marketing, and, if approved, commercializing our product candidates;

●	our revenue from successful commercialization of our product candidates;

●	the costs associated with being a public company;

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

●	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

●

our ability to enter into additional collaboration, licensing or other arrangements, including collaborative agreements to support the development of our product candidates, and the terms and timing of such arrangements;

●	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future; and

●	unanticipated general and administrative expenses.

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

To fund our operations, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.

We expect that additional capital will be needed in the future to continue our planned operations. In order to raise additional funds to support our operations, we may sell additional equity securities, including under the ATM Offering. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Selling additional equity securities may result in dilution to our existing stockholders and new investors may be materially diluted by subsequent sales. Incurring additional indebtedness, including through the sale of debt securities, would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. Sales of equity or debt securities may also provide new investors with rights superior to our existing stockholders. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

In addition, worsening economic conditions and other adverse effects or developments relating to global events such as the ongoing COVID-19 pandemic may negatively affect the market price of our stock, regardless of our actual operating performance. The market price for our common stock is likely to continue to be volatile, particularly due to the ongoing COVID-19 pandemic, and subject to significant price and volume fluctuations in response to market, industry and other factors. If additional funding is not available on favorable terms, if at all, due to these factors, we may not be able to obtain sufficient additional funding to support our operations.

Increased prices and inflation could negatively impact our financial results.

Though we believe that the rates of inflation in recent years have not had a significant impact on our operations, a continued increase in inflation, including rising prices for freight, packaging and labor, could result in increases to the costs to manufacture and distribute VAZALORE, and we may be unable to pass these costs on to our customers. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.

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

For many new product candidates, we will rely on third parties to conduct our preclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our additional product candidates.

If we elect to pursue new product candidates, we will rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations, to conduct our preclinical studies and clinical trials on our product candidates in compliance with applicable regulatory requirements. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and the applicable legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as cGCPs for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, we are required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds and meet other criteria. Our clinical trials must also generally be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We face the risk that the use of our product candidates may result in adverse side effects and as a result may expose us to significant product liability claims. Although we currently have product liability insurance coverage in the amount of $5 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we may be required to increase our product liability insurance coverage as we increase the size of our operations. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. To the extent that we are required to provide indemnities in favor of third parties, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products has caused an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

●	the inability to commercialize VAZALORE or future product candidates;

●	decreased demand for VAZALORE or future product candidates;

●	regulatory investigations that could require costly recalls or product modifications;

●	loss of revenue;

●	substantial costs of litigation;

●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

●	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

●	the diversion of management’s attention from our business; and

●	damage to our reputation and the reputation of our products.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. In particular, our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. However, we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. There can be no assurance that we will be successful in defending our existing and future patents against third party challenges, or that our pending patent applications will result in additional issued patents.

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

In addition to our own patents, an important patent family covering VAZALORE is owned by UT. Our commercialization of VAZALORE is subject to our UT License Agreement, which is in effect as to each of the licensed patents as long as the patents are valid. Under our UT License Agreement, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, as well as other material obligations. If we fail to comply with any of these obligations or otherwise breach the UT License Agreement, UT may have the right to terminate the applicable license in whole or in part. The patent coverage under the UT License Agreement includes three issued U.S. patents related to methods and compositions employing formulations of lecithin oils and NSAIDs for protecting the gastrointestinal tract, two of which expired on March 1, 2022, with one expiring on March 23, 2022.

The loss of our license agreement with UT could materially adversely affect our ability to further commercialize VAZALORE as currently planned, and affect our ability to proceed with any development or potential commercialization of future product candidates, including PL1200 Ibuprofen, PL1100 Ibuprofen, and other NSAID programs. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we do not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to consult and input into the patent prosecution and maintenance process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain and enforce the licensed patents.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other pharmaceutical product companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents involves both technological and legal complexity. Therefore, obtaining and enforcing patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have or that we might obtain in the future.

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

As we pursue international licensing, sales and co-promotion arrangements outside the United States, we will be heavily regulated and expect to have significant interaction with foreign officials. Additionally, in many countries outside the United States, the healthcare providers who prescribe human pharmaceuticals are employed by the government and the purchasers of human pharmaceuticals are government entities; therefore, our interactions with these prescribers and purchasers would be subject to regulation under the FCPA, which prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business.

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

Risks Related to Our Business Operations, Growth Strategies and Industry

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Though we have not experienced a significant disruption or delay in the development, manufacturing or sale of VAZALORE as a result of COVID-19, the extent to which COVID-19 may impact our business moving forward will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. We may also experience disruptions as a result of the COVID-19 pandemic that could impact our supply chain. For example, COVID-19 has resulted in increased travel restrictions, labor shortages, and the shutdown or delay of business activities in various regions. To the extent our suppliers and contract manufacturer are unable to comply with their obligations under our agreements with them, our ability to continue advancing the manufacturing of VAZALORE may become impaired. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

If we are unable to maintain our relationship with Amazon, our business will be significantly disrupted.

Amazon acts as one of the primary distribution, marketing and promotion platforms for VAZALORE. We expect to generate a substantial portion of our revenue through this ecommerce platform for the foreseeable future. Any deterioration in our relationship with Amazon could harm our business and adversely affect the value of our stock.

We are subject to Amazon’s standard terms and conditions for product sellers, which govern the promotion, distribution and operation of VAZALORE and other like products on their platform. Amazon has the right to terminate or suspend VAZALORE from its platform for any reason, including failure to adhere to its terms and conditions. Our business would be harmed if Amazon discontinues or limits access to its platform or otherwise removes VAZALORE from its platform. During the first quarter of 2022 Amazon suppressed VAZALORE from its platform for nearly two weeks pending verification of compliance with certain packaging requirements, with such suppression resulting in VAZALORE becoming unavailable on Amazon’s platform. While VAZALORE is available on the Amazon platform, there can be no assurance that Amazon will become and remain satisfied that VAZALORE meets Amazon’s packaging or other requirements and consequently VAZALORE may continue to be at risk for suppression.  In addition, we may not be able to promptly resolve this or any other compliance issue, which could have a material impact on our financial condition, results of operations and prospects.

If Amazon loses their market position or otherwise falls out of favor with users, we would need to identify alternative channels for marketing, promoting and distributing VAZALORE, which would consume substantial resources and may not be effective. In addition, Amazon has broad discretion to change their terms of service and other policies with respect to us and other product sellers, and those changes may be unfavorable to us.

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

We rely on third party manufacturers to produce commercial supplies of VAZALORE and any future products. The failure of third party manufacturers to provide us with adequate commercial supplies could result in a material adverse effect on our business.

Third party manufacturers produce commercial supplies of our products and product candidates. Reliance on third party manufacturers entails many risks including:

●	the inability to meet our product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to maintain in good order our production and manufacturing equipment for our products;

●	a failure to comply with cGMP;

●	the inability to negotiate manufacturing or supply agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing or supply agreements with third parties in a manner or at a time that is costly or damaging to us;

●

the reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our products in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;

●

operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, or government orders related to the COVID-19 pandemic; and

●	the failure to deliver our products under specified storage conditions and in a timely manner

Any of these events could lead to stock outs, inability to successfully commercialize our products, clinical trial delays, or failure to obtain regulatory approval. Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production.

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

We rely on limited sources of supply for the API and certain key excipients used in the manufacturing of VAZALORE, and any disruption in the chain of supply may cause a delay in supplying VAZALORE.

The API and certain of the key excipients used in the manufacturing of VAZALORE are available only from a single source or a limited number of sources, and we expect to continue to rely on such sources for the provision of such ingredients. Additionally, we may elect to develop relationships with a single or limited number of sources for ingredients that are otherwise generally available. Although we believe that alternative sources might be available to supply ingredients that could replace ingredients we use, any interruption in our supply from any supplier that serves currently as our sole source, including any such interruptions that may arise due to the COVID-19 pandemic, the armed conflict between Russia and Ukraine, trade sanctions and other similar events, could delay product shipments and adversely affect our financial performance and relationships with our customers. The failure for any reason of our suppliers to manufacture and/or supply us with such ingredients could result in shortages, cost overruns or other problems that could materially harm our business.

Failure in our information technology systems, including by cyber attacks or other data security incidents, could significantly disrupt our operations.

Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses, phishing attacks and other types of disruptions. We have and continue to experience cyber attacks of varying degrees. Our security measures may also be breached due to employee error, malfeasance, system errors or other vulnerabilities. Such breach or unauthorized access or attempts by outside parties to fraudulently induce employees or users to disclose sensitive information in order to gain access to our data could result in significant legal and financial exposure, and damage to our reputation that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, cyber attacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, deploy malicious software that attacks our systems, or result in financial losses. It is possible that a cybersecurity attack might not be noticed for some period of time.

The occurrence of a cyber security attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

If we are not successful in identifying, licensing, developing and commercializing additional product candidates and products, our ability to expand our business and achieve our strategic objectives could be impaired.

Although a substantial amount of our efforts is focused on the commercial performance of VAZALORE, a key element of our strategy is to identify, develop and commercialize a portfolio of products using our PLx Guard drug delivery platform to serve the pharmaceutical market. In some instances, we may be unable to further develop these potential products because of perceived regulatory and commercial risks. Even if we successfully identify potential products, we may still fail to yield products for development and commercialization for many reasons, including the following:

●	competitors may develop alternatives that render our potential products obsolete;
●	an outside party may develop a cure for any disease state that is the target indication for any of our planned or approved drug products;
●	potential products we seek to develop may be covered by third-party patents or other exclusive rights;
●

a potential product may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	a potential product may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	a potential product may not be accepted as safe and effective by physicians, patients, key opinion leaders and other decision-makers in the pharmaceutical market, as applicable.

While we are developing specific formulations, methods of administration, new patents and other strategies with respect to our current potential products, we may be unable to prevent competitors from developing substantially similar products and bringing those products to market earlier than we can. If such competing products achieve regulatory approval and commercialization prior to our potential products, our competitive position may be impaired. If we fail to develop and successfully commercialize other potential products, our business and future prospects may be harmed and we will be more vulnerable to any problems that we encounter in developing and commercializing our current potential products.

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

As of December 31, 2021, we had 19 employees, of which 16 are full time employees. We may need to further expand our managerial, operational, financial and other resources in order to manage our operations, continue our development activities, commercialize VAZALORE or other product candidates and comply with our obligations as a public reporting company. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the services of our executive management team, and on our ability to attract and retain qualified personnel. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. We are highly dependent on the principal members of our management, particularly our Executive Chairman of the Board, Michael J. Valentino, our President and Chief Executive Officer, Natasha Giordano, and our Chief Financial Officer and Head of Manufacturing & Supply Chain, Rita O’Connor. If we are not able to retain Mr. Valentino, Ms. Giordano, or Ms. O’Connor, or are not able to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Mr. Valentino, Ms. Giordano and Ms. O’Connor, we may not be able to retain their services as expected.

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

Changes in our business strategy, including further entry into the pharmaceutical market or restructuring of our businesses, may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or businesses or assets. In addition, external events including changing technology, changing consumer patterns and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. For example, if we are not successful in developing our business, our sales may decrease and our costs may increase.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile.

The market price for the shares of our common stock may fluctuate significantly in response to a number of factors including:

●	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

●	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of our product candidates;

●	manufacturing issues related to VAZALORE, our product candidates for clinical trials or future products for commercialization;

●	commercial success and market acceptance of our product candidates;

●	undesirable side effects caused by product candidates after they have entered the market;

●	ability to discover, develop and commercialize additional product candidates;

●	ability to obtain additional funding need to conduct our planned business operations;

●

announcements relating to collaborations that we may enter into with respect to the development or commercialization of our product candidates, or the timing of payments we may make or receive under these arrangements;

●	success of our competitors in discovering, developing or commercializing products;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	product liability claims related to our clinical trials or product candidates;

●	economic and other external factors, including effects of the COVID-19 pandemic;

●	business disruptions caused by earthquakes or other natural disasters;

●	disputes concerning our intellectual property or other proprietary rights;

●	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

●	healthcare reform measures in the United States;

●	sales of our common stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	failure to meet or exceed financial projections we provide to the public, or fluctuations in our operating results;

●	the trading volume of our common stock;

●	fluctuations in short term interest; and

●	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

As of December 31, 2021, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 40.8% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these large stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We currently have Series A Preferred Stock and Series B Preferred Stock outstanding and our certificate of incorporation authorizes our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval. We currently have 15,000 shares of Series A Preferred Stock and 8,000 shares of Series B Preferred Stock outstanding, which are convertible at the holder’s option at any time into shares of common stock with an initial conversion price of $2.60 and $3.10 per share, respectively, subject to certain adjustments. Each of the Series A Preferred Stock and Series B Preferred Stock Certificate of Designations provide for the payment of cash dividends on the Series A Preferred Stock and Series B Preferred Stock at a rate of 8.00% per annum, provided that we may pay dividends in-kind through the issuance of additional shares to holders of the Series A Preferred Stock and Series B Preferred Stock. Our Series A Preferred Stock and Series B Preferred Stock give its holders the preferred right to our assets upon liquidation and the right to receive dividend payments before dividends are distributed to the holders of common stock, among other things. In addition, our Board could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our common stock, including the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

We may engage in future acquisitions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We may evaluate various strategic transactions, including licensing or acquiring complementary products, technologies or businesses. Any potential acquisitions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Our ability to utilize the Company’s or Dipexium’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the Merger and any new tax law changes.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Further, if the historic business of Dipexium is not treated as being continued by us for the two- year period beginning on the date of the merger (referred to as the “continuity of business requirement”), the pre-Merger net operating loss carryforward deductions become substantially reduced or unavailable for use by the surviving corporation in the transaction. It is expected that the Merger resulted in an “ownership change” of Dipexium. Accordingly, our ability to utilize the Company’s and Dipexium’s net operating loss and tax credit carryforwards may be substantially limited. These limitations, in turn, could result in increased future tax payments for the combined organization, which could have a material adverse effect on the business, financial condition or results of operations of the combined organization. In addition, since we will may need to raise additional funding to finance our operations, we may undergo further ownership changes in the future. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future; therefore capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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

You may not be able to resell our common stock when you wish to sell them or at a price that you consider attractive or satisfactory.

The listing of our common stock on The Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market exists. Although our common stock is listed on The Nasdaq Capital Market, trading volume in our common stock has been limited and an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future, or impair our ability to license or acquire other product candidates, businesses or technologies using our shares as consideration.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal facility consists of office space in Sparta, New Jersey under two operating leases. In Sparta, we occupy approximately 2,463 and 2,232 square feet of office space, with rent of $5,542 and an average of $4,408 per month, respectively, under leases that expire on September 30, 2023 and July 1, 2024, respectively. Management considers its facilities suitable and adequate for the current level of operations.

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

Stockholder Information

As of March 8, 2022, there were approximately 65 holders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock is also restricted by our Certificates of Designations for each of our Series A Preferred Stock and Series B Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,498,297	$7.27	4,429,650
Equity compensation plans not approved by stockholders	-	$-	-
Total	3,498,297	$7.27	4,429,650

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Except as previously disclosed in the Company’s filings with the SEC, there were no sales of unregistered securities for the year ended December 31, 2021.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED].

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

Overview

We are a commercial-stage drug delivery platform technology company focused on improving how and where APIs are absorbed in the GI tract via our clinically validated and patent protected PLxGuard™ technology.  We believe this platform has the potential to improve the absorption of many drugs currently on the market or in development and to reduce the risk of stomach injury associated with certain drugs.

VAZALORE is an FDA-approved liquid-filled aspirin capsule, available in 81 mg and 325 mg doses. VAZALORE delivers aspirin differently from plain and enteric coated aspirin products. The special complex inside the capsule allows for targeted release of aspirin, limiting its direct contact with the stomach lining. VAZALORE delivers fast, reliable absorption for pain relief plus the lifesaving benefits of aspirin.

Our commercialization strategy targets the OTC market, taking advantage of the existing distribution channels for aspirin. We market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels. Our product pipeline also includes other oral NSAIDs using the PLxGuard drug delivery platform that may be developed, including PL1200 Ibuprofen 200 mg and PL1100 Ibuprofen 400 mg, for pain and inflammation in Phase 1 clinical stage.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the fair value of warrant liability, the fair value of stock-based compensation, trade promotional allowances, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

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

The Company’s financial instruments (cash and cash equivalents, receivables, and accounts payable) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant liability is recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change.

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

Through June 30, 2021, the Company’s sole revenue was generated from a cost-reimbursable federal grant with the National Institutes of Health, which grant was completed in the second quarter of 2020. The Company recognized revenue on this grant as grant-related expenses were incurred by the Company or its subcontractors. The Company recognized $0 and $30 thousand of revenue under this arrangement during the years ended December 31, 2021 and 2020, respectively.

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are delivered to the customer or when a product is picked up by the customer or the customer’s carrier.  The Company recognized total revenue from sales of VAZALORE of $8.2 million for the year ended December 31, 2021.

Nature of Goods and Services

The Company generates revenue from the sale of its VAZALORE products through a broad distribution platform that includes drugstores, mass merchandisers, grocery stores, and e-commerce channels, all of which sell its products to consumers. Finished goods products are typically shipped FOB destination and accordingly, the Company recognizes revenue upon delivery to the customer or pick-up by the customer’s carrier.

Satisfaction of Performance Obligations

The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. The Company had no unsatisfied performance obligations or deferred revenue as of December 31, 2021.

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

The reserves for sales returns and consumer and trade promotion obligations are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date.  The Company uses trend experience and coupon redemption inputs in arriving at coupon reserve requirements and uses forecasted customer and sales organization inputs, and historical trend analysis for consumer brands in determining the reserves for other promotional activities and sales returns. The balance of reserves for sales returns and consumer and trade promotion obligations, reflected in the accompanying consolidated balance sheets in accounts payable and accrued liabilities, was $1.3 million as of December 31, 2021 (none as of December 31, 2020).

Cost of Sales

Cost of sales includes costs related to the manufacture and packaging of the Company’s products charged by our contract manufacturer and packagers. Cost of sales also includes inbound and outbound shipping and warehousing costs, quality assurance and royalties.

Selling, Marketing and Administrative

Selling, marketing and administrative (“SM&A”) expenses include costs related to functions such as sales, marketing, corporate management, insurance, and legal costs. Broker commissions are incurred and expensed as SM&A costs in the underlying consolidated statements of income when the underlying sales take place. SM&A expenses also include costs for advertising (excluding the costs of cooperative advertising programs, which are reflected in net sales), contract field force, and consumer promotion costs (such as on-shelf advertisements and displays). SM&A costs are expensed as incurred.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any contract assets or liabilities as of December 31, 2021 and 2020.

Advertising

Advertising costs are expensed as they are incurred.  The Company incurred advertising costs of $13.9 million during the year ended December 31, 2021, which are included in SM&A expense in the consolidated statements of operations, and did not have any advertising costs during the year ended December 31, 2020.

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

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we disclose include adjusted non-GAAP loss attributable to common stockholders and adjusted non-GAAP net loss per common share.  Non-GAAP net loss per common share is defined as net loss per common share excluding the change in the fair value of warrant liability and dividends and beneficial conversion feature related to our preferred stock.

We consider adjusted non-GAAP net loss and adjusted non-GAAP net loss per diluted common share to be an important financial indicator of our operating performance, providing investors and analysts with a useful measure of operating results unaffected by the impact on the financial statements of the volatility of the change in the fair value of the warrant liability and non-cash and non-recurring dividends and beneficial conversion features on our preferred stock.  Management uses adjusted non-GAAP net loss and adjusted non-GAAP net loss per common share when analyzing our performance.  Adjusted non-GAAP net loss and adjusted non-GAAP net loss per common share should be considered in addition to, but not in lieu of, net loss or net loss per common share reported under GAAP.

A reconciliation of adjusted non-GAAP net loss per common share to the most directly comparable GAAP finance measure is provided below.

	December 31,
(in thousands, except share and per share data)	2021	2020
Net loss attributable to common stockholders - GAAP	$(48,650)	$(16,948)
Adjustments:
Change in fair value of warrant liability	5,336	1,444
Preferred dividends and beneficial conversion feature	2,525	1,737

Adjusted non-GAAP net loss attributable to common stockholders	$(40,789)	$(13,767)

Adjusted non-GAAP net loss per common share - diluted	$(1.72)	$(1.42)

Weighted average shares of common shares - diluted	23,650,457	9,714,951

Results of Operations

Revenue

Total revenues were $8.2 million and $0.03 million for the years ended December 31, 2021 and 2020, respectively. Revenue for 2021 reflected the launch of VAZALORE with $5.6 million or 68% of net sales for the 81 mg dose and $2.6 million or 32% of net sales for the 325 mg dose. The revenue recognized in 2020 is attributable to work performed under a federal grant from the National Institutes of Health which came to an end in the second quarter of 2020.

Gross Profit

Gross profit for the year ended December 31, 2021 of $3.4 million reflected VAZALORE’s initial distribution. Gross margin of 41% includes outsourced manufacturing and packaging costs combined with costs related to shipping, quality assurance and royalty payments. Gross profit from our 325 mg dose is lower than our 81 mg dose due to the proportionally higher use of raw materials and the manufacturing of smaller batch sizes, notwithstanding a list price that is equal to the 81 mg 30 count bottle. We are working on expanding our manufacturing capacity by the end of 2022 which we expect will improve gross margin.

Operating Expenses

Total operating expenses were $44.2 million during the year ended December 31, 2021, a 228% increase from operating expenses of $13.5 million during the year ended December 31, 2020. Operating expenses for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,		Increase (Decrease)
	2021	2020	$	%
	(in thousands, except percentages)
Operating Expenses
Research and development expenses	$4,182	$4,339	$(157)	(3.6)%
Selling, marketing and administrative expenses	40,011	9,150	30,861	337.3%
Total operating expenses	$44,193	$13,489	$30,704	227.6%

Research and Development Expenses

Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses primarily consist of (i) direct and indirect costs associated with specific projects and manufacturing activities, and (ii) fees paid to various entities that perform research related services for us.

Research and development expenses totaled $4.2 million for the year ended December 31, 2021, compared to $4.3 million for the year ended December 31, 2020, reflecting the 81 mg clinical trial and scale-up manufacturing activities for VAZALORE during the year ended December 31, 2021. Expenses during the year ended December 31, 2020 were driven by the 325 mg bioequivalence study and validation work to support the sNDA filings. We expect research and development costs to be lower in 2022 as manufacturing activities will move to VAZALORE-related process improvement work.

Selling, Marketing and Administrative Expenses

SM&A expenses include costs related to functions such as sales, marketing, corporate management, insurance, and legal costs. Broker commissions are incurred and expensed as SM&A costs in the underlying consolidated statements of operations when the underlying sales take place. SM&A expenses also include costs for advertising (excluding the costs of cooperative advertising programs, which are reflected in net sales), contract field force, and consumer promotion costs (such as on-shelf advertisements and displays). SM&A costs are expensed as incurred.

SM&A expenses totaled $40.0 million for the year ended December 31, 2021, compared to $9.2 million for the year ended December 31, 2020. The increase primarily reflects higher sales and marketing expenses related to the VAZALORE launch and increased non-cash stock-based compensation. In the third quarter of 2021, a cardiovascular specialty field force and a national media television campaign were launched to raise awareness amongst healthcare professionals and consumers. For further information, see Note 3 of the Notes to the Consolidated Financial Statements. We anticipate that SM&A expenses will increase in 2022 reflecting a full year of promotional activities for VAZALORE.

Other expense

Other expense totaled $5.3 million for the year ended December 31, 2021, compared to $1.8 million for the year ended December 31, 2020. The variance is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock offset by lower net interest due to the payoff of the Term Loan (as defined in Note 5 of the Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of $61.6 million, including cash and cash equivalents of $69.4 million. The primary sources of our liquidity have thus far included: (i) the Series A Purchase Agreement, pursuant to which we issued 15,000 shares of our Series A Preferred Stock to certain investors for gross proceeds of $15.0 million, (ii) the Series B Private Placement, pursuant to which we issued 8,000 shares of our Series B Preferred Stock to certain investors for gross proceeds of $8.0 million, (iii) the Securities Purchase Agreement, pursuant to which we issued an aggregate of 4,755,373 Units for gross proceeds of approximately $18 million, (iv) the Offering, pursuant to which we issued and sold 9,056,250 shares of our common stock for net proceeds of $66.9 million after deducting underwriting discounts and commissions and other offering expenses payable by us, and taking into account the exercise of the underwriter’s overallotment option, and (v) the ATM Offering, pursuant to which we may sell from time to time, at our option, shares of our common stock having an aggregate offering price of up to $75.0 million. Under the ATM Offering, we have sold 450,368 shares and raised gross proceeds of $8 million during the year ended December 31, 2021. As of December 31, 2021, $67.0 million remained available under the ATM Offering. For further information, see Note 6 of the Notes to the Consolidated Financial Statements.

We did not generate any revenue from the sale of products prior to the quarter ended September 30, 2021 and have incurred operating losses in each year since we commenced operations. We began generating revenue in the U.S. from sales of VAZALORE, but we expect to continue to incur significant operating expenses and operating losses for the foreseeable future as we continue the commercialization of VAZALORE. For further information, see Note 2 of the Notes to the Consolidated Financial Statements.

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Years Ended December 31,
	2021	2020
	(in thousands)

Net cash used in operating activities	$(32,118)	$(12,243)
Net cash provided by (used in) investing activities	$95	$(102)
Net cash provided by financing activities	$78,966	$20,793

Net Cash Used In Operating Activities

Net cash used in operating activities was $32.1 million and $12.2 million for the years ended December 31, 2021 and 2020, respectively. The increase was due to higher sales, marketing and inventory costs due to the launch of VAZALORE.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) investing activities totaled $0.1 million and ($0.1) million for the years ended December 31, 2021 and 2020, respectively, and reflects the sale or purchase of manufacturing equipment for VAZALORE.

Net Cash Provided By Financing Activities

Net cash provided by financing activities totaled $79.0 million and $20.8 million for the years ended December 31, 2021 and 2020, respectively. The current period reflects net proceeds of $74.5 million from a public offering and the ATM Offering (as defined in Note 6. of the Notes to the Consolidated Financial Statements) along with exercises of various stock purchase warrants of $5.1 million, offset by two months of payments of the Term Loan of $0.6 million as this was paid off in February 2021. The 2020 period includes $16.8 million of net proceeds from the issuance of common stock and $7.7 million net proceeds from the issuance of Series B Preferred Stock offset by principal payments of $3.8 million on the Term Loan.

Future Liquidity and Capital Needs

Even though we are generating revenue, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable. Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, based on the Company's plans, the Company has adequate cash on hand at December 31, 2021 to fund its obligations for at least one year from the date these financial statements were issued, which mitigates the substantial doubt consideration.

Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing sales and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need to obtain additional financing in the future to further our commercialization plan. We may obtain additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We currently have no understandings, commitments or agreements relating to any of these types of transactions. If we are unable to raise additional funds when needed, we may be required to sell or license our technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Contractual Obligations and Commitments

●

Purchase Obligations: We enter into purchase obligations with various vendors for goods and services that we need for our operations. The purchase obligations for goods and services include inventory, advertising, research and development. This includes our supply agreements with our contract manufacturer and packager for VAZALORE, which contains minimum annual purchase commitments to ensure that manufactured product is available when required to enable us to meet the expected market demand for VAZALORE.

●

Media and Advertising: We enter into certain media and advertising commitments to support the further commercialization of VAZALORE and may enter into additional such commitments for additional products as needed.

●

Operating Leases: We presently lease office space under operating lease agreements expiring in September 2023 and June 2024. The office leases require us to pay for the costs of maintenance and insurance. In the second quarter of 2021, we renewed our headquarters office lease through September 2023.

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed and continue to enforce quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

In response to COVID-19, the Company has not experienced a significant disruption or delay in the development, manufacturing or sale of VAZALORE, and has not otherwise experienced any significant negative impact on its financial condition, results of operations or cash flows. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The consolidated financial statements do not include any adjustments that might result from the outcome of uncertainty.

The Company has not experienced any significant negative impact on the December 31, 2021 audited consolidated financial statements related to COVID-19. For more discussion on our risks related to COVID-19, please see risk factors included under “Item 1A. Risk Factors” herein.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2021 or 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company (collectively, the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Based on its evaluation of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by COSO in Internal Control — Integrated Framework (2013), our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

During 2021, we designed and established internal controls over our revenue and inventory process in response to additional inventory activity and our first material sales generated from sales of our product.  Consistent with any process change that we implement, the design of these internal controls has been and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our internal control over financial reporting.

Other than the implementation of new internal controls over our inventory and revenue processes noted above, there have been no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item 10 will be set forth in our definitive proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item 11 will be set forth in our definitive proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item 12 will be set forth in our definitive proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item 13 will be set forth in our definitive proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item 14 will be set forth in our definitive proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

1. Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in temporary equity and stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2021 and 2020, the footnotes thereto, and the reports of Marcum LLP, independent registered public accounting firms, are set forth on pages F-1 through F-21 of this Form 10-K.

2. Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

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

4.5

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020 (File No. 001-36351)).

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

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

10.11	PLx Pharma Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2021) (File No. 001-36351)).

10.12

Purchase Agreement, dated December 20, 2018, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-36351)).

10.13

Purchase Agreement, dated March 12, 2020, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2020 (File No. 001-36351)).

10.14

Form of Securities Purchase Agreement, dated November 16, 2020, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2020 (File No. 001-36351)).

10.15

Registration Rights Agreement, dated December 20, 2018, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-36351)).

10.16

Registration Rights Agreement, dated March 12, 2020, by and among the Company and the Investors set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2020 (File No. 001-36351)).

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

10.21

Second Amendment to Employment Agreement with Rita O’Connor, dated August 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-36351)).

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

10.27

Underwriting Agreement, dated March 3, 2021, between the Company and Raymond James & Associates, Inc., as representative of the several underwriters listed on Schedule I thereto (incorporate by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021 (File No. 001-36351)).

10.28

Equity Distribution Agreement, dated August 6, 2021, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2021 (File No. 001-36351)).

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

101.1

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

+	Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLx Pharma Inc.

By:	/s/ Natasha Giordano
Natasha Giordano
President and Chief Executive Officer
(principal executive officer)

Date: March 11, 2022

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: March 11, 2022

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

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	March 11, 2022
Natasha Giordano	Chief Executive Officer

/s/ Michael J. Valentino	Director and Executive Chairman of the Board	March 11, 2022
Michael J. Valentino

/s/ Gary Balkema	Director	March 11, 2022
Gary Balkema

/s/ Anthony Bartsh	Director	March 11, 2022
Anthony Bartsh

/s/ Robert Casale	Director	March 11, 2022
Robert Casale

/s/ Kirk Calhoun	Director	March 11, 2022
Kirk Calhoun

/s/ John W. Hadden II	Director	March 11, 2022
John W. Hadden II

PLx Pharma Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PLx Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PLx Pharma Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in series A and series B convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

Evaluation of Warrant Liability

As discussed in Note 8 to the consolidated financial statements, the Company’s warrant liability is determined using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable assumptions included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. As of December 31, 2021, the stock price volatility used to determine the warrant liability is 84%.

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

New York, NY
March 11, 2022

PLx Pharma Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,392	$22,449
Accounts receivable	634	-
Inventory	2,458	143
Prepaid expenses and other current assets	992	394
TOTAL CURRENT ASSETS	73,476	22,986
NON-CURRENT ASSETS
Property and equipment, net	858	1,226
Right of use assets	230	327
Goodwill	2,061	2,061
Security deposit	17	17
TOTAL ASSETS	$76,642	$26,617

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,600	$863
Accrued bonuses	1,163	1,185
Accrued interest	-	597
Current portion of term loan, net of discount and fees	-	622
Other current liabilities	116	275
TOTAL CURRENT LIABILITIES	11,879	3,542
NON-CURRENT LIABILITIES
Warrant liability	12,818	9,692
Accrued dividends	129	2,796
Other liabilities	136	134
TOTAL LIABILITIES	24,962	16,164

Commitments and contingencies - Note 7

Series A convertible preferred stock: $0.001 par value; liquidation value of $12,642,000; 45,000 shares authorized, 12,642 and 15,000 shares issued and outstanding as of December 2021 and 2020, respectively	13,708	13,662
Series B convertible preferred stock: $0.001 par value; liquidation value of $2,492,722; 25,000 shares authorized, 2,364 and 8,000 shares issued and outstanding as of December 2021 and 2020, respectively	2,306	7,723

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 27,539,229 and 13,911,633 shares issued and outstanding as of December 31, 2021 and 2020, respectively	28	14
Additional paid-in capital	183,912	91,203
Accumulated deficit	(148,274)	(102,149)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	35,666	(10,932)
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$76,642	$26,617

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020
REVENUES:
Net sales	$8,208	$-
Federal grant revenue	-	30
TOTAL REVENUES	8,208	30
Costs of sales	4,805	-
GROSS PROFIT	3,403	30

OPERATING EXPENSES:
Research and development	4,182	4,339
Selling, marketing and administrative	40,011	9,150
TOTAL OPERATING EXPENSES	44,193	13,489
OPERATING LOSS	(40,790)	(13,459)

OTHER INCOME (EXPENSE):
Interest income (expense), net	1	(308)
Change in fair value of warrant liability	(5,336)	(1,444)
TOTAL OTHER INCOME (EXPENSE)	(5,335)	(1,752)

LOSS BEFORE INCOME TAXES	(46,125)	(15,211)
Income taxes	-	-
NET LOSS	$(46,125)	$(15,211)

Preferred dividends and beneficial conversion feature	(2,525)	(1,737)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(48,650)	$(16,948)

Net loss per common share - basic and diluted	$(2.06)	$(1.74)

Weighted average shares of common shares - basic and diluted	23,650,457	9,714,951

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A and SERIES B CONVERTIBLE PREFERRED STOCK AND AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands, except share data)

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	15,000	$13,662	-	$-	9,156,260	$9	$74,837	$(86,938)	$(12,092)

Stock-based compensation expense							1,289		1,289
Issuance of Series B Preferred Stock, net of issuance costs			8000	7,723					-
Series A Preferred - declared dividends							(1,328)		(1,328)
Series B Preferred - declared dividends							(410)		(410)
Private placement of common stock and warrants					4,755,373	5	16,815		16,820
Net loss								(15,211)	(15,211)

Balance at December 31, 2020	15,000	13,662	8,000	7,723	13,911,633	14	91,203	(102,149)	(10,932)

Stock-based compensation expense							2,884		2,884
Issuance of common stock, net of issuance costs					9,375,068	10	74,474		74,484
Series A Preferred - declared dividends							(217)		(217)
Series B Preferred - declared dividends							(105)		(105)
Settlement of dividends on Preferred Stock with adjustment of conversion price		2,603		386					-
Conversion of Preferred Stock	(2,358)	(2,557)	(5,636)	(5,803)	3,000,000	3	8,358		8,361
Exercise of Warrants					1,252,528	1	7,315		7,316
Net loss								(46,125)	(46,125)

Balance at December 31, 2021	12,642	$13,708	2,364	$2,306	27,539,229	$28	$183,912	$(148,274)	$35,666

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,125)	$(15,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	116	125
Stock-based compensation	2,884	1,289
Amortization of right of use assets	97	291
Amortization of debt discounts and issuance costs	3	92
Change in fair value of warrant liability	5,336	1,444
Loss on disposal of property and equipment	157	218
Changes in operating assets and liabilities
Accounts receivable	(635)	19
Inventory	(2,314)	(144)
Prepaid expenses and other assets	(599)	(74)
Accounts payable and accrued liabilities	9,738	(66)
Accrued bonuses	(22)	18
Accrued interest	(597)	61
Other current and long-term liabilities	(157)	(305)
Net cash used in operating activities	(32,118)	(12,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(102)
Proceeds from sale of property and equipment	95	-
Net cash provided by (used in) investing activities	95	(102)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series B convertible preferred stock	-	7,723
Net proceeds from issuance of common stock	74,484	16,820
Net proceeds from exercise of warrants	5,107	-
Repayments of long term debt	(625)	(3,750)
Net cash provided by financing activities	78,966	20,793

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,943	8,448
Cash and cash equivalents, beginning of year	22,449	14,001
Cash and cash equivalents, end of year	$69,392	$22,449

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$6	$213

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Cashless exercise of warrants	$1,879	$-
Preferred stock beneficial conversion feature and dividends	$8,035	$1,737

See accompanying notes to consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc. (the “Company”, “we”, “our” or “us”), together with its subsidiary PLx Opco Inc., is a commercial-stage drug delivery platform technology company focused on improving how and where active pharmaceutical ingredients (“APIs”) are absorbed in the gastrointestinal (“GI”) tract via its clinically validated and patent protected PLxGuard™ technology.  The Company has two Food and Drug Administration (“FDA”) approved products, VAZALORE® 81 mg and VAZALORE® 325 mg (referred to together as “VAZALORE”), which are liquid-filled aspirin capsules for over-the-counter distribution.

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed and continue to enforce quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

In response to COVID-19, the Company has not experienced a significant disruption or delay in the development, manufacturing or sale of VAZALORE, and has not otherwise experienced any significant negative impact on its financial condition, results of operations or cash flows. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not experienced any significant negative impact on the December 31, 2021 audited consolidated financial statements related to COVID-19.

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

The Company had not generated any revenue from the sale of products prior to the quarter ended September 30, 2021 and has incurred operating losses in each year since it commenced operations. The Company began generating revenue in the U.S. from its sales of VAZALORE in the third quarter of 2021. The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the commercialization of VAZALORE. Additionally, as of December 31, 2021, the Company had media and advertising commitments for VAZALORE of $6.2 million which is expected to be paid in 2022.  Further, the Company has supply agreements with its contract manufacturer and packager for VAZALORE which contain minimum annual purchase commitments starting in 2021 and continuing through 2025; the minimum annual purchase commitments are intended to ensure that manufactured product is available when required to enable the Company to meet its expected market demand for VAZALORE.

As of December 31, 2021, the Company had working capital of $61.6 million, including cash and cash equivalents of $69.4 million.  Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, based on the Company's plans, the Company has adequate cash on hand at December 31, 2021 to fund its obligations for at least one year from the date these financial statements were issued, which mitigates the substantial doubt consideration.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the fair value of warrant liability, the fair value of stock-based compensation, trade promotional allowances, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents in a financial institution that at times exceeds federally insured limits. Management believes that the Company’s credit risk exposure is mitigated by the financial strength of the banking institution in which the deposits are held. As of December 31, 2021, the Company had cash and cash equivalents of $69.4 million in U.S. bank accounts which were not fully insured by the Federal Deposit Insurance Corporation.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. There was no allowance for uncollectible accounts receivable as of December 31, 2021.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in first-out method based on actual costs. Inventory as of December 31, 2021 and 2020 was comprised of the following:

	December 31, 2021	December 31, 2020
Description	(in thousands)
Raw Materials	$132	$143
Work-in-Progress	338	-
Finished Goods	1,988	-
Total Inventory	$2,458	$143

The Company began shipping inventory to its customers in the third quarter of 2021. The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence based on estimates of net realizable value. No allowance for obsolete inventory was necessary as of December 31, 2021 or 2020.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments. The fair value of the Term Loan (as defined in Note 5) as of December 31, 2020 approximates its face value of $0.6 million based on the Company’s current financial condition and on the variable nature of the Term Loan’s interest feature as compared to current rates. For disclosures concerning fair value measurements, see Note 8.

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

The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases. Operating lease ROU assets are included in right of use assets and operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets. As of December 31, 2021 and 2020, the Company did not have any finance leases.

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

The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the years ended December 31, 2021 or 2020.

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

Through June 30, 2021, the Company’s sole revenue was generated from a cost-reimbursable federal grant with the National Institutes of Health, which grant was completed in the second quarter of 2020. The Company recognized revenue on this grant as grant-related expenses were incurred by the Company or its subcontractors. The Company recognized $30,430 of revenue under this arrangement during the year ended December 31, 2020.

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue, at a point in time, when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are received by the customer or when a product is picked up by the customer or the customer’s carrier. The Company recognized total revenue from sales of VAZALORE of $8.2 million with $5.6 million or 68% of net sales for the 81 mg dose and $2.6 million or 32% of net sales for the 325 mg dose for the year ended December 31, 2021.

Nature of Goods and Services

The Company generates revenue from the sale of its VAZALORE products through a broad distribution platform that includes drugstores, mass merchandisers, grocery stores, and e-commerce channels, all of which sell its products to consumers. Finished goods products are typically shipped FOB destination and accordingly, the Company recognizes revenue upon delivery to the customer or pick-up by the customer’s carrier. Gross sales to our largest customers for the period ending December 31, 2021 were 30.2% for Customer A, 19.6% for Customer B and 12.3% for Customer C. No other customers accounted for 10% or more of gross sales for the period ending December 31, 2021.

Satisfaction of Performance Obligations

The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. The Company had no unsatisfied performance obligations or deferred revenue as of December 31, 2021.

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

The reserves for sales returns and consumer and trade promotion obligations are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date.  The Company uses trend experience and coupon redemption inputs in arriving at coupon reserve requirements and uses forecasted customer and sales organization inputs, and trend analysis for consumer brands in determining the reserves for other promotional activities and sales returns. The balance of reserves for sales returns and consumer and trade promotion obligations, reflected in the accompanying consolidated balance sheets in accounts payable and accrued liabilities, was $1.3 million as of December 31, 2021 (none as of December 31, 2020).

Cost of Sales

Cost of sales includes costs related to the manufacture and packaging of the Company’s products charged by our contract manufacturer and packagers. Cost of sales also includes inbound and outbound shipping and warehousing costs, quality assurance and royalties.

Selling, Marketing and Administrative

Selling, marketing and administrative (“SM&A”) expenses include costs related to functions such as sales, marketing, corporate management, insurance, and legal costs. Broker commissions are incurred and expensed as SM&A costs in the underlying consolidated statements of operations when the underlying sales take place. SM&A expenses also include costs for advertising (excluding the costs of cooperative advertising programs, which are reflected in net sales), contract field force, consumer promotion costs (such as on-shelf advertisements and displays). SM&A costs are expensed as incurred.

The Company has not incurred incremental costs to obtain contracts with customers or material costs to fulfill contracts with customers and did not have any contract assets or liabilities as of December 31, 2021 and 2020.

Advertising

Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $13.9 million during the year ended December 31, 2021, which are included in SM&A expense in the consolidated statements of operations, and did not have any advertising costs during the year ended December 31, 2020.

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

Due to net losses, none of the participating securities nor potential dilutive securities had a dilutive impact during the years ended December 31, 2021 and 2020.

The following table sets forth the potential dilutive securities:

	December 31, 2021	December 31, 2020

Stock Options	3,498,297	2,979,047
Warrants	6,596,096	7,935,503
Convertible Preferred Stock	6,476,275	9,399,758
Total Potential Dilutive Shares	16,570,668	20,314,308

Recent Accounting Developments

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will evaluate the impact on the consolidated financial statements.

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

NOTE 4. LONG-LIVED ASSETS

Property and Equipment

Property and equipment at December 31, 2021 and 2020 consisted of the following:

Asset Descriptions	Useful Lives (years)	December 31, 2021	December 31, 2020
		(in thousands)
Computer equipment	4	$-	$42
Lab equipment	5	8	17
Office equipment, furniture and fixtures	5	88	106
Leasehold improvements	lease term	185	185
Manufacturing equipment	7	1,042	1,324
Subtotal		1,323	1,674
Less: Accumulated depreciation and amortization		(465)	(448)
Total property and equipment, net		$858	$1,226

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively. During the years ended December 31, 2021 and 2020 the Company disposed of manufacturing equipment and recognized a loss of $0.2 million and $0.2 million, respectively.

Goodwill

The Company established goodwill in 2017 in connection with the merger of Dipexium Acquisition Corp. and privately-held PLx Pharma Inc. The Company’s goodwill as of December 31, 2021 and 2020 was $2.1 million. The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the years ended December 31, 2021 or 2020. As such, the Company believes goodwill is not impaired.

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

As of December 31, 2020, $0.6 million of the face value of the Term Loan was outstanding and was presented in the accompanying unaudited consolidated balance sheet net of current unamortized discounts and issuance costs, which were immaterial. Total interest expense recognized for the years ended December 31, 2021 and 2020 was $0.01 million and $0.4 million, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

On March 5, 2021, the Company completed an underwritten public offering in which the Company issued and sold 7,875,000 shares of the Company’s common stock at a price to the public of $8.00 per share (the "Offering"). Gross proceeds of the Offering were $63 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company and resulted in net proceeds of $59.0 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $4.0 million. The underwriters retained a customary 30-day overallotment option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission. The overallotment option was exercised on March 16, 2021 for 1,049,700 shares with gross proceeds of $8.4 million and net proceeds of $7.9 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In November 2020, the Company entered into a securities purchase agreement for the sale of units comprised of shares of common stock and a warrant to purchase shares of common stock in a private placement that resulted in gross proceeds to the Company of $18.0 million and net proceeds of $16.8 million after deducting placement agent and other offering expenses of $1.2 million, for the issuance of 4,755,373 shares of common stock and warrants to purchase up to an additional 5,230,910 shares of common stock for a per unit price of $3.787. The private placement closed on November 18, 2020. The warrants are exercisable as of the date of issuance, have an exercise price of $4.31 per share and will expire five years from the date of issuance.

ATM Offering

On August 6, 2021, the Company entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP”), as sales agent, and commenced an at-the-market offering (the “ATM Offering”) pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock, having an aggregate offering price of up to $75.0 million. Sales of the Company’s common stock under the ATM Offering are made under the Company’s effective “shelf” registration statement on Form S-3, which allows it to sell debt or equity securities in one or more offerings up to a total public offering price of $250 million, and the sales agreement prospectus that forms a part of such registration statement. The aggregate compensation payable to JMP is 3.0% of the gross proceeds from each sale of the Company’s common stock. Under the ATM Offering, the Company sold 450,368 shares and raised gross proceeds of $8.0 million and net proceeds of $7.6 million during the year ended December 31, 2021. As of December 31, 2021, $67.0 million remained available under the ATM Offering. The Company had previously entered into an Equity Distribution Agreement with JMP (the “2019 Equity Distribution Agreement”) in March 2019 pursuant to which the Company was able to sell from time to time, at its option, shares of the Company’s common stock, through JMP, as sales agent, with an aggregate sales price of up to $12.5 million in an “at-the-market” offering. The 2019 Equity Distribution Agreement was terminated effective March 2, 2021. There were no issuances in 2020 under the 2019 Equity Distribution Agreement and as of December 31, 2020, prior to its termination, $10.2 million remained available under the 2019 Equity Distribution Agreement.

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

The Series A Preferred Stock was issued at $1,000 per share and was initially convertible into shares of common stock at a conversion price of $2.60 per share, subject to certain adjustments. Holders of the Series A Preferred Stock were entitled to an initial dividend rate of 8.0% per annum, which ended on February 26, 2021, the date of the FDA’s approval of the supplemental NDA of VAZALORE 81 mg and VAZALORE 325 mg. The dividends were compounded quarterly and payable in cash or shares of Series A Preferred Stock at the Company’s option or, alternatively, the initial conversion price will be adjusted upon conversion to reflect the impact of the accrued dividends. The Series A Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

In June 2021, holders of the Series A Preferred Stock converted 2,358 shares of Series A Preferred Stock into shares of common stock pursuant to the original terms of the Series A Preferred Stock. Upon conversion, accrued dividends payable of $2.6 million were settled by adjusting the initial conversion price, resulting in a new conversion price of $2.22 per share. The revision of the conversion price resulted in the recognition of a contingent beneficial conversion feature in the amount of $2.2 million which is reflected as a deemed dividend which was accounted for as a decrease to additional-paid-in capital in equity due to the Company’s accumulated deficit position. As a result of the conversion, the Company issued 1,064,516 shares of its common stock to such holders.

As of December 31, 2021, 12,642 shares of Series A Preferred Stock remain outstanding with a conversion price of $2.22 per share. The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features and has a carrying value of $13.7 million as of December 31, 2021.

The Company recognized $2.4 million (or $0.10 per share) of total dividends on the Series A Preferred Stock (including the contingent beneficial conversion feature) during the year ended December 31, 2021. The Company recognized $1.3 million (or $0.14 per share) of total dividends on the Series A Preferred Stock during the year ended December 31, 2020.

Series B Preferred Stock

In March 2020, the Company entered into a purchase agreement with certain accredited investors for the private placement of $8.0 million of Series B Preferred Stock pending stockholders' approval, which approval was subsequently obtained on May 15, 2020. Accordingly, the Company completed the private placement on May 15, 2020, raising $8.0 million through the issuance of 8,000 shares of Series B Preferred Stock. The Series B Preferred Stock was issued at $1,000 per share and is convertible into shares of common stock at a conversion price of $3.10 per share, subject to certain adjustments. Holders of the Series B Preferred Stock were entitled to an initial dividend rate of 8.0% per annum, which ended on February 26, 2021, the date of the FDA’s approval of the supplemental NDA of VAZALORE 81 mg and VAZALORE 325 mg. The dividends were compounded quarterly and payable in cash or shares of Series B Preferred Stock at the Company’s option or, alternatively, the initial conversion price will be adjusted upon conversion to reflect the impact of the accrued dividends. The Series B Preferred Stock carries a liquidation preference equal to its stated value of $1,000 plus accrued and unpaid dividends.

In June 2021, certain holders of Series B Preferred Stock converted 5,636 shares of Series B Preferred Stock into shares of common stock pursuant to the original terms of the Series B Preferred Stock. Upon conversion, accrued dividends payable of $0.4 million were settled by adjusting the initial conversion price, resulting in a new conversion price of $2.91 per share for those holders (the conversion price for holders that did not convert shares remains at $3.10 per share). As a result of the conversion, the Company issued 1,935,484 shares of its common stock to such holders.

As of December 31, 2021, 364 shares of Series B Preferred Stock remain outstanding with a conversion price of $2.91 per share and 2,000 shares remain outstanding with a conversion price of $3.10 per share. The Series B Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features and has a carrying value of $2.3 million as of December 31, 2021.

The Company recognized $0.1 million (or $0.004 per share) of total dividends on the Series B Preferred Stock during the year ended December 31, 2021. The Company recognized $0.4 million (or $0.04 per share) of total dividends on the Series B Preferred Stock during the year ended December 31, 2020.

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

In connection with the entry into the Term Loan Facility, the Company issued to SVB and one of its affiliates stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (the “SVB Warrants”). These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

In November 2020, the Company issued warrants to purchase 5,230,910 shares of common stock which have an exercise price of $4.31 per share, contain a cashless exercise provision, will expire five years from the date of issuance and are equity classified (the “November 2020 Warrants”).

During the year ended December 31, 2021, holders of 188,590 of the June 2017 Warrants, 1,121,566 of the November 2020 Warrants and 29,251 of the SVB Warrants exercised the warrants pursuant to their original terms. 181,477 of the warrants were exercised on a cashless basis and 1,157,930 of the warrants were exercised for $5.1 million in cash. As a result of such warrant exercises, additional-paid-in-capital was increased $7.3 million, and the Company issued an aggregate of 1,252,528 shares of common stock upon exercise of such warrants.

The following is a summary of warrant activities for the year ended December 31, 2021:

Description	Outstanding 12/31/2020	Exercised	Outstanding 12/31/2021	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
June 2017 Warrants	2,646,091	(188,590)	2,457,501	$7.50	5.45	$1,253
November 2020 Warrants	5,230,910	(1,121,566)	4,109,344	$4.31	5.60	$47
SVB Warrants	58,502	(29,251)	29,251	$6.41	3.88	$15,205
Total Warrants	7,935,503	(1,339,407)	6,596,096	$4.47	5.51	$16,505

Stock Options

Following is a summary of option activities for the years ended December 31, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2021	2,979,047	$9.35	7.84	$2,074
Granted	528,000	$15.28
Cancelled	(8,750)	$81.28
Outstanding, December 31, 2021	3,498,297	$10.07	7.27	$7,456

Exercisable, December 31, 2021	1,805,847	$12.21	5.87	$3,097

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (as amended from time to time, the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants, and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. On November 10, 2020, the Company held its 2020 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan, to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 1,750,000 shares. On November 9, 2021, the Company held its 2021 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 4,000,000 shares (the “Plan Amendment”). The Board of Directors of the Company previously approved the Plan Amendment on August 3, 2021, subject to stockholder approval. There are 7,000,000 shares authorized for issuance pursuant to the 2018 Plan, of which 4,429,650 shares are available for issuance under the 2018 Plan.

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

The Company granted options to purchase 528,000 shares of common stock during the year ended December 31, 2021 with an aggregate fair value of $5.6 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate range from 0.6% to 1.1%, (2) expected life of 6.0 years, (3) expected volatility of 81% to 87%, and (4) zero expected dividends.

The Company granted options to purchase 1,511,000 shares of common stock during the year ended December 31, 2020 with an aggregate fair value of $4.3 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate range from 0.4% to 0.7%, (2) expected life of 6.0 years, (3) expected volatility of 81% to 84%, and (4) zero expected dividends.

As of December 31, 2021, the Company had $7.5 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.7 years.

During the years ended December 31, 2021 and 2020 the Company recorded $2.9 million and $1.3 million, respectively, in total compensation expense related to the stock options. For the year ended December 31, 2021, $2.8 million of stock-based compensation expense was classified as SM&A expenses and $0.1 million was classified as research and development expenses in the accompanying consolidated statement of operations. For the year ended December 31, 2020, $1.3 million of stock-based compensation expense was classified as SM&A expenses in the accompanying consolidated statement of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring in September 2023 and June 2024. The office leases require the Company to pay for its maintenance and insurance. Rental expense under these agreements was $0.1 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

In the second quarter of 2021, the Company renewed its headquarters office lease through September 2023. The modification resulted in an increase in its ROU assets and lease liabilities of $0.1 million, using a discount rate of 7.25%.

Operating lease ROU assets are included in right of use assets in the Company's consolidated balance sheets. Operating lease liabilities are included in other current and non-current liabilities in the Company’s consolidated balance sheets.

All the Company’s existing leases as of December 31, 2021 are classified as operating leases and have a weighted average remaining lease term of 2.1 years. Certain of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability ranges from 7.25% to 9.50%. In addition, the Company was the sublessor for office space in New York; the sublease expired in July 2021.

Lease costs, net of sublease income, for the year ended December 31, 2021 consisted of the following:

(in thousands)
Operating lease cost	$258
Sublease income	(145)
Total lease costs	$113

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:

(in thousands)

2022	$132
2023	114
2024	30
2025	-
Total	276

Discount factor	(25)
Total lease liability	251
Current lease liability	(115)
Non-current lease liability	$136

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

Under terms of the agreement, the Company is responsible for conducting clinical trials involving investigational use of a licensed product for the determination of metabolic and pharmacologic actions in humans, the side effects associated with increasing doses, examination of suspected indications, determination of the potential short-term side effects in humans and for establishing the safety, efficacy, labeled indications and risk-benefit profile in humans. The patent license agreement also requires the Company to provide reimbursement for all expenses incurred by The University of Texas Health Science Center at Houston for filing, prosecuting, enforcing, and maintaining patent rights and requires an annual nonrefundable license management fee. In addition, the Company is obligated to pay certain milestone payments in future years relating to royalties resulting from the approval to sell licensed products and the resulting sales of such licensed products. The Company recognized total expenses of $0.2 million and $0.3 million related to the UT in the years ended December 31, 2021 and 2020, respectively.

Purchase Commitments

As of December 31, 2021, the Company has entered into media and advertising commitments for VAZALORE of $6.2 million which are expected to be paid in 2022.

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

The Company’s financial instruments (cash and cash equivalents, receivables, and accounts payable) are carried in the consolidated balance sheet at cost, which reasonably approximates fair value based on their short-term nature. The Company’s warrant liability is recorded at fair value, with changes in fair value being reflected in the statements of operations for the period of change.

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

The June 2017 Warrants contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at December 31, 2021 include: (1) the Company stock price of $8.01, (2) the risk-free rate of 1.30%, (3) remaining expected life of 5.5 years, and (4) expected volatility of 84%. Variables used at December 31, 2020 include: (1) the Company stock price of $5.52, (2) the risk-free rate of 0.57%, (3) remaining expected life of 6.5 years, and (4) expected volatility of 82%.

The Series A Preferred Stock and the Series B Preferred Stock both contain a contingent put option and, accordingly, the Company considered the put options to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of these liabilities was de minimis at issuance and as of December 31, 2021, due to the remote possibility of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020:

Description	Balance at December 31, 2019	Established in 2020	Change in Fair Value	Balance at December 31, 2020
	(in thousands)

Warrant liability	$8,248	$-	$1,444	$9,692

Description	Balance at December 31, 2020	Exercised in 2021	Change in Fair Value	Balance at December 31, 2021
	(in thousands)

Warrant liability	$9,692	$(2,210)	$5,336	$12,818

The following table identifies the carrying amounts of such liabilities at December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Warrant liability	$-	$-	$9,692	$9,692
Balance at December 31, 2020	$-	$-	$9,692	$9,692

	Level 1	Level 2	Level 3	Total
	(in thousands)

Warrant liability	$-	$-	$12,818	$12,818
Balance at December 31, 2021	$-	$-	$12,818	$12,818

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized in the years ended December 31, 2021 and 2020.

NOTE 9. INCOME TAXES

Income tax (expense) benefit for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)

Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred:
Federal	7,867	3,211
State	(1,454)	1,101
Foreign	-	-
Change in valuation allowance	(6,413)	(4,312)

Total Benefit for Income Taxes	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred tax assets:
Stock-based compensation	$4,710	$4,898
Tax credit carryforwards	2,415	2,203
Net operating loss carryforwards	29,497	23,118
Intangible assets	437	599
Other	583	443
Total deferred tax assets	37,642	31,261

Deferred tax liabilities:
Property and equipment and right of use assets	183	215
Total deferred tax liabilities	182,614	215

Net deferred tax assets	37,459	31,046
Less valuation allowance	(37,459)	(31,046)
Total deferred tax assets (liabilities)	$-	$-

The following table reconciles the U.S. federal statutory income tax rate in effect for 2021 and 2020 and the Company's effective tax rate:

	Year Ended December 31, 2021	Year Ended December 31, 2020
U.S. federal statutory income tax expense (benefit)	21.0%	21.0%
State and local income tax, net of benefits	1.2%	7.2%
Change in fair value of derivatives	(2.7%)	(2.7%)
Change in tax rates	(6.1%)	1.0
True-up and other	0.5%	1.8%
Change in valuation allowance for deferred income tax assets	(13.9%)	(28.3%)

Effective income tax rate	0.0%	0.0%

The Company had net operating loss carry-forwards of $134.9 million as of December 31, 2021, that may be offset against future taxable income. The carry-forwards will begin to expire in 2035. Use of these carry-forwards may be subject to annual limitations based upon previous significant changes in stock ownership. The Company does not believe that it has any uncertain income tax positions.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code” and “IRC”), as amended, as well as similar state provisions. In general, an ownership change as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding common stock of a company by certain stockholders or public groups. The Company experienced an ownership change within the meaning of IRC Section 382 during the year ended December 31, 2017. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income.

As of December 31, 2021, the tax returns for the years from 2016 through 2020 remain open to examination by the Internal Revenue Service and various state authorities. Accounting Standards Codification (ASC) 740, “Income Taxes” requires that a valuation allowance is established when it is more likely than not that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the Section 382 limitation, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021 and 2020. For the year ended December 31, 2021, the change in valuation allowance was $6.4 million.

As of December 31, 2021 and 2020, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax-related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2021 and 2020. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOTE 10. SUBSEQUENT EVENTS

The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration and none were noted.