Form 10-K/A
period 2021-12-31
PLx Pharma Inc.
filed 2022-04-29
CIK 1497504

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

Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

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

As of April 26, 2022 there were 27,539,229 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note”.

PCAOB ID: 688                         Auditor Name: Marcum LLP                             Auditor Location: New York, NY

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, and to update the Exhibit index contained in Part IV, Item 15, of the previously filed Annual Report on Form 10-K of PLx Pharma Inc. (the “Company”) for the year ended December 31, 2021 (“Fiscal 2021”), filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Michael J. Valentino	68	Executive Chairman and Director
Natasha Giordano	61	President, Chief Executive Officer and Director
Rita O’Connor	53	Chief Financial Officer and Head of Manufacturing and Supply Chain
Gary S. Balkema	66	Director
Anthony Bartsh	43	Director
Kirk Calhoun	78	Director
Robert Casale	63	Director
John W. Hadden II	52	Director

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

Anthony Bartsh. Mr. Bartsh has served as a director of the Company since March 2019. Mr. Bartsh is a portfolio manager and partner at Park West Asset Management (“PWAM”), a multi-billion dollar hedge fund based in the San Francisco Bay Area, since November 2011. Prior to PWAM, Mr. Bartsh was an investment analyst at Emrose Capital and Crosslink Capital. He graduated from the University of Notre Dame with a B.B.A. in Finance and Accounting. Mr. Bartsh was elected as a director by the holders of the outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”). We believe Mr. Bartsh is qualified to serve as a director due to his financial and investment expertise and experience.

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

John W. Hadden II.  Mr. Hadden has served as a director of the Company since February 2016. Mr. Hadden is CEO and co-founder of ViroCell Biologics, an innovation-driven CDMO focused on manufacturing viral vectors and gene-modified cells for clients developing cell and gene-therapies, since November 2020. Mr. Hadden served as SVP Operations for Secura Bio, Inc. from May 2019 to September 2020. Between April 2017 and April 2019, Mr. Hadden consulted to several private biotechnology companies, Disruptive Capital, and King’s Health Partners’ Hematology Institute, London. Mr. Hadden's extensive prior oncology and operating experience includes strategy, partnering, KOL outreach, clinical development, manufacturing, regulatory, intellectual property and capital raising. Mr. Hadden co-founded IRX Therapeutics, an immuno-oncology platform company, where he held roles of increasing responsibility, including CFO, COO, and CEO from January 2007 to March 2017. As CEO, he led the closing of a strategic transaction with Celgene Corporation. Mr. Hadden's M&A and capital raising experience was acquired in his first career as an investment banker at JP Morgan. Mr. Hadden earned his M.B.A. from Harvard Business School and a B.S. in Management, summa cum laude, from the A.B. Freeman School of Business, Tulane University. We believe Mr. Hadden is qualified to serve as a director due to his financial, investment banking, and extensive operating experience in the pharmaceutical industry.

Family Relationships

There are no family relationships among our executive officers and directors, except that Michael Valentino, our Executive Chairman of the Board, and Steven Valentino, Vice President of Trade Sales, are siblings.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which covers a wide range of business practices and procedures and is intended to ensure to the greatest extent possible that our business is conducted in a consistently legal and ethical manner. The Code of Ethics is consistent with how we have always conducted our business and applies to all of our directors, officers and other employees, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics is publicly available in the “Investors – Governance” section of our website at www.plxpharma.com. We intend to promptly disclose on our website any grant of waivers from or amendments to a provision of the Code of Ethics following such amendment or waiver.

Board Committees

Our Board has three standing committees to assist it with its responsibilities. These committees are described below.

Audit Committee. The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Balkema, Calhoun and Hadden. Mr. Calhoun currently serves as Chairman of the Audit Committee. The Board has determined that Mr. Calhoun is an audit committee financial expert, as defined by the SEC rules, based on his past business experience and financial certifications. Each member of the Audit Committee is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee charter is posted in the “Investors – Governance” section of our website at www.plxpharma.com.

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under stock-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Balkema, Calhoun, Casale and Hadden. Mr. Casale currently serves as Chairman of the Compensation Committee. The Compensation Committee charter is posted in the “Investors – Governance” section of our website at www.plxpharma.com.

Nominating and Governance Committee. The duties and responsibilities of the Nominating and Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of stockholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nominating and Governance Committee are Messrs. Balkema, Calhoun, Casale and Hadden. Mr. Balkema currently serves as Chairman of the Nominating and Governance Committee. The Nominating and Governance Committee charter is posted in the “Investors – Governance” section of our website at www.plxpharma.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors, executive officers and holders of more than 10% of our common stock (“Common Stock”) to file with the SEC initial reports of ownership and reports of changes in the ownership of the Common Stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based solely upon a review of the forms filed electronically with the SEC during Fiscal 2021, we believe that our directors, officers and holders of more than 10% of our Common Stock complied with all applicable filing requirements during Fiscal 2021.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2021 and 2020

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2021 and 2020 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Nonequity incentive plan compensation ($) (2)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Michael J. Valentino	2021	$262,500	$-	$-	$-	$131,250	$-	$-		$393,750
Executive Chairman and Director	2020	$250,000	$-	$-	$696,800	$156,250	$-	$-		$1,103,050

Natasha Giordano	2021	$556,500	$-	$-	$2,332,000	$306,075	$-	$22,303	(3)	$3,216,878
President, Chief Executive Officer and Director	2020	$530,000	$-	$-	$1,524,250	$364,375	$-	$17,953	(4)	$2,436,578

Rita M. O'Connor	2021	$404,250	$-	$-	$1,166,000	$202,125	$-	$16,850	(5)	$1,789,225
Chief Financial Officer and Head of Manufacturing and Supply Chain	2020	$385,000	$-	$-	$757,770	$240,625	$-	$12,500	(6)	$1,395,895

(1)	Value of stock option awards calculated using Black Scholes pricing model with assumptions discussed in Note 6 to the Company’s financial statements as of and for the year ended December 31, 2021.

(2)	Amounts related to incentive compensation earned in 2021 and 2020 based on performance criteria established by the Board and paid in 2021 and 2020.

(3)	Includes automobile allowance, insurance and matching contributions to 401(k) retirement plans made by the Company.

(4)	Includes automobile allowance and insurance.

(5)	Includes automobile allowance and matching contributions to 401(k) retirement plans made by the Company.

(6)	Includes automobile allowance.

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

Rita O’Connor, Chief Financial Officer and Head of Manufacturing and Supply Chain

Ms. O’Connor entered into an employment agreement with the Company, effective as of July 1, 2017, as amended on March 16, 2018, March 7, 2019 and August 3, 2021, providing for a base salary of $325,000 per year effective February 1, 2019, subject to annual review by the Board. Ms. O’Connor is also eligible for a potential incentive award bonus of up to 50% (or a higher or lower amount if so determined by the Board) of her base salary on an annualized basis. Ms. O’Connor is also eligible to participate in any employee benefit plans that may be available to the Company’s employees, subject to the terms of those plans. Ms. O’Connor’s employment agreement also provides for a grant of an initial stock option award equal to 60,000 shares of Common Stock, which was fully vested as of July 1, 2020, generally subject to Ms. O’Connor’s continued employment. The options have an exercise price per share of $6.28, with a term of ten years from the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of December 31, 2021:
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option Expiration Date
Michael J. Valentino	4/19/2017	112,509	-	-	$12.44	7/22/2025
Executive Chairman and Director	3/14/2019(1)	53,333	26,667	-	$5.79	3/14/2029
	3/20/2020(1)	26,667	53,333	-	$2.16	3/20/2030
	11/18/2020(1)	53,333	106,667	-	$5.15	11/18/2030
				-
Natasha Giordano	4/19/2017	216,580	-	-	$12.44	9/25/2025
President, Chief Executive Officer and Director	8/11/2017	86,872	-	-	$6.72	8/11/2027
	3/14/2019(1)	141,117	70,558	-	$5.79	3/14/2029
	3/20/2020(1)	58,333	116,667	-	$2.16	3/20/2030
	11/18/2020(1)	116,667	233,333	-	$5.15	11/18/2030
	8/9/2021(1)	-	200,000	-	$16.97	8/9/2031
				-
Rita M. O'Connor	7/1/2017	60,000	-	-	$6.28	7/1/2027
Chief Financial Officer and Head of Manufacturing and Supply Chain	3/14/2019(1)	82,450	41,225	-	$5.79	3/14/2029
	3/20/2020(1)	29,000	58,000	-	$2.16	3/20/2030
	11/18/2020(1)	58,000	116,000	-	$5.15	11/18/2030
	8/9/2021(1)	-	100,000	-	$16.97	8/9/2031

(1)	The option awards vest in three equal installments on the three anniversary dates following the grant date, generally subject to such named executive officer’s continued employment with the Company.

Potential Payments Upon Termination or Change-in-Control

The employment agreements for each of our named executive officers provide for severance payments of (i) the named executive officer’s annual base salary (except for Ms. Giordano and Ms. O’Connor, who shall each be entitled to receive 150% of their annual base salary), (ii) the annual bonus for a previously completed year but unpaid as of the employment termination date, and (iii) a pro rata portion of the annual bonus the named executive officer would have earned for the fiscal year in which the employment termination occurs in the event the employment is terminated, either voluntarily with “Good Reason” or by the Company without “Cause”, as defined in the applicable employment agreement. The severance payments are to be payable in one lump sum payment following the date of employment termination according to our regular payroll practices and policies. A named executive officer receiving severance payments is also entitled to such employee benefits (including equity compensation), if any, as to which such named executive officer may be entitled under the Company’s employee benefit plans as of the employment termination date.

Compensation of Non-Employee Directors for Fiscal 2021

The following table presents a summary of the compensation earned by each non-employee director receiving compensation who served on the Board during Fiscal 2021:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gary Balkema	50,000	-	-	-	-	-	50,000
Kirk Calhoun	55,000	-	-	-	-	-	55,000
Robert Casale	50,000	-	-	-	-	25,500	75,500
John Hadden II	40,000	-	-	-	-	-	40,000
Anthony Bartsh	-	-	-	-	-	-	-

Cash Retainer Compensation

Non-employee members of our Board receiving compensation are paid an annual cash retainer for their service, with additional compensation for chairing a committee of the Board. In addition, Mr. Casale received compensation for additional services. The compensation paid to the non-employee members of the Board receiving compensation is indicated in the chart below:

2021 Director Cash Compensation
Director Annual Retainer (all)	$40,000
Additional Annual Retainer to Audit Committee Chairperson	$15,000
Additional Annual Retainer to Compensation Committee Chairperson	$10,000
Additional Annual Retainer to Nominating and Governance Committee Chairperson	$10,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 26, 2022 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding Common Stock;

●	each of our directors and named executive officers; and

●	all of our directors and executive officers as a group.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within sixty (60) days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise set forth below, the address of the persons listed below is c/o PLx Pharma Inc., 9 Fishers Lane, Suite E, Sparta, New Jersey 07871 and each of the persons listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock (1)
5% or Greater Shareholders
Level One Partners, LLC(2)	2,779,869	9.99%
White Rock Capital Management L.P.(3)	2,815,058	9.99%
Park West Asset Management LLC(4)	2,865,323	9.90%
MSD Partners, L.P. (5)	2,520,161	8.74%

Directors and Named Executive Officers
Michael J. Valentino(6)	1,114,347	3.96%
Natasha Giordano(7)	753,646	2.66%
Rita O’Connor(8)	326,345	1.17%
Gary S. Balkema(9)	61,113	*
Anthony Bartsh	-	-
John W. Hadden II(10)	59,358	*
Robert Casale(11)	58,378	*
Kirk Calhoun(12)	57,343	*
All current executive officers and directors as a group (8 persons)(13)	2,430,530	8.26%

* Represents holdings of less than 1% of shares outstanding.

(1)
The applicable percentage of ownership for each beneficial owner is based on 27,539,229 shares of Common Stock outstanding as of April 26, 2022. Shares of our Common Stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)
Based on information contained in a report on Schedule 13G/A filed jointly by Level One Partners, LLC, Robert D. Hardie and Molly G. Hardie (collectively, the “Level One Parties”) on February 11, 2022. Consists of (i) 1,320,306 shares of Common Stock, (ii) 1,172,000 shares of Common Stock held by Mr. Hardie, and (iii) 1,452,337 shares of Common Stock issuable upon exercise of the 2020 Private Placement Warrants (as defined below), subject to the limitations described below. The 2020 Private Placement Warrants contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result of the foregoing, the Level One Parties may be deemed to beneficially own (i) 1,320,306 shares of Common Stock held by the Level One Parties, (ii) 1,172,000 shares of Common Stock held by Mr. Hardie, and (iii) 287,563 shares of Common Stock out of the 1,452,337 shares of Common Stock underlying the 2020 Private Placement Warrants. Robert D. Hardie and Molly G. Hardie may be deemed to share voting and dispositive power with respect to the securities beneficially held by Level One Partners, LLC. The address of each of Level One Partners, LLC, Mr. Hardie and Ms. Hardie is 210 Ridge McIntire Road, Suite 350 Charlottesville, Virginia 22903.

(3)
Based on information contained in a report on Schedule 13G/A filed jointly by White Rock Capital Management, L.P. (“White Rock Management”), White Rock Capital Partners, L.P. (“White Rock Partners”), White Rock Capital (TX), Inc., corporation (“White Rock, Inc.”), Thomas U. Barton, and Joseph U. Barton (collectively, “White Rock”) on February 16, 2022 . Consists of (i) 2,172,900 shares of Common Stock and, subject to the limitations described below, (ii) warrants to purchase 1,452,337 shares of Common Stock issuable upon exercise of the 2020 Private Placement Warrants and (iii) warrants to purchase 436,364 shares of Common Stock issuable upon exercise of a warrant issued in 2017 (together with the 2020 Private Placement Warrants, the “Warrants”). The Warrants contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result of the foregoing, White Rock may be deemed to beneficially own 2,172,900 shares of Common Stock and 642,158 out of the 1,888,701 shares of Common Stock issuable upon exercise of the Warrants. White Rock Management may be deemed to exercise voting and/or dispositive power over the shares held for the account of White Rock Partners. The general partner of White Rock Partners is White Rock Management, the general partner of which is White Rock, Inc. Thomas U. Barton and Joseph U. Barton are the shareholders of White Rock, Inc. In such capacities, each of Thomas U. Barton and Joseph U. Barton may be deemed to be the beneficial owner of the shares held for the account of White Rock Partners. The address and principal business office of each of White Rock Management, White Rock, Inc., White Rock Partners, Thomas U. Barton and Joseph U. Barton is 3131 Turtle Creek Boulevard, Suite 800, Dallas, Texas 75219.

(4)
Based on information contained in a report on Schedule 13D/A filed jointly by PWAM, Park West Investors Master Fund, Limited (“PWIMF”), Park West Partners International, Limited (“PWPI” and, together with PWIMF, the “PW Funds”) and Peter S. Park on June 11, 2021. Consists of 1,332,191 shares of Common Stock and, subject to the limitations described below, 11,423 shares of Series A Preferred Stock, convertible into 5,155,946 shares of Common Stock, warrants to purchase up to 902,528 shares of Common Stock, and 330 shares of Series B Preferred Stock, convertible into 113,304 shares of Common Stock held by PWIMF; and PWPI held 141,027 shares of Common Stock and, subject to the limitations described below, 1,219 shares of Series A Preferred Stock, convertible into 550,214 shares of Common Stock, warrants to purchase up to 115,653 shares of Common Stock, and 34 shares of Series B Preferred Stock, convertible into 11,673 shares of Common Stock. Each of the Series A Preferred Stock and Series B Preferred Stock contain a provision prohibiting conversion to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.9% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion. The warrants expire on June 14, 2027 and contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result of the foregoing, PWAM and Mr. Park may be deemed to beneficially own 2,865,323 shares of Common Stock, and PWIMF may be deemed to beneficially own 2,865,323 shares of Common Stock. Each of Mr. Park and PWAM has shared power to vote or direct the vote of 2,865,323 shares of Common Stock. Each of Mr. Park and PWAM has shared power to dispose or direct the disposition of 2,865,323 shares of Common Stock. PWIMF has shared power to vote or direct the vote of 2,865,323 shares of Common Stock. PWIMF has shared power to dispose or direct the disposition of 2,865,323 shares of Common Stock. PWAM is the investment manager to PWIMF and PWPI, and Mr. Park is the sole member and manager of PWAM. Each of PWAM and Mr. Park specifically disclaims beneficial ownership in the shares of Common Stock reported herein except to the extent of their pecuniary interest therein. The address of Mr. Park, PWAM, PWIMF and PWPI is c/o Park West Asset Management LLC, 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(5)
Based on information contained in a report on Schedule 13G filed jointly by MSD Partners, L.P. (“MSD Partners”) and MSD Credit Opportunity Master Fund, L.P. (“MSD Credit Opportunity Master Fund” and together with MSD Partners, “MSD”) on May 26, 2020 and information provided to us by MSD. Consists of (i) 1,875,000 shares of Common Stock and (ii) subject to the limitations described below, 2,000 shares of Series B Preferred Stock, convertible into 645,161 shares of Common Stock. The Series B Preferred Stock contains a provision prohibiting conversion to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.9% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion. MSD Partners is the investment manager of, and may be deemed to beneficially own securities beneficially owned by MSD Credit Opportunity Master Fund. MSD Partners (GP), LLC (“MSD GP”) is the general partner of, and may be deemed to beneficially own securities beneficially owned by, MSD Partners. Each of John Phelan and Marc R. Lisker is a manager of, and may be deemed to beneficially own securities beneficially owned by, MSD GP. The address of MSD Partners is 645 Fifth Avenue, 21st Floor, New York, New York 10022. The address of MSD Credit Opportunity Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(6)
Consists of 494,690 shares of Common Stock, options to purchase 299,176 shares of Common Stock exercisable within 60 days of April 26, 2022 and warrants to purchase 320,481 shares of Common Stock exercisable within 60 days of April 26, 2022.

(7)	Consists of 5,186 shares of Common Stock and options to purchase 748,460 shares of Common Stock exercisable within 60 days of April 26, 2022.

(8)	Consists of 26,670 shares of Common Stock and options to purchase 299,675 shares of Common Stock exercisable within 60 days of April 26, 2022.

(9)	Consists of 5,445 shares of Common Stock and options to purchase 55,668 shares of Common Stock exercisable within 60 days of April 26, 2022.

(10)	Consists of 3,690 shares of Common Stock and options to purchase 55,668 shares of Common Stock exercisable within 60 days of April 26, 2022.

(11)	Consists of 2,710 shares of Common Stock and options to purchase 55,668 shares of Common Stock exercisable within 60 days of April 26, 2022.

(12)	Consists of 1,675 shares of Common Stock and options to purchase 55,668 shares of Common Stock exercisable within 60 days of April 26, 2022.

(13)
Consists of 540,066 shares of Common Stock, options to purchase 1,569,983 shares of Common Stock exercisable within 60 days of April 26, 2022 and warrants to purchase 320,481 shares of Common Stock exercisable within 60 days of April 26, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are required to be reviewed and approved by the Audit Committee or the Nominating and Governance Committee, as applicable. Such policy and procedures are set forth in the Code of Ethics, as well as the Nominating and Governance Committee charter and the Audit Committee charter.

Preferred Stock Transactions

Anthony Bartsh, one of our directors, is an employee of PWAM, the holder of all of the Company’s Series A Preferred Stock and a majority of the Company’s Series B Preferred Stock. On December 20, 2018, the Company entered into a Purchase Agreement (the “Series A Purchase Agreement”) with PWIMF and PWPI (together with PWIMF, the “Series A Investors”), at a time when Mr. Bartsh was not a director of the Company. On February 20, 2019, pursuant to the Series A Purchase Agreement, the Company issued 15,000 shares of the Company’s newly created Series A Preferred Stock to the Series A Investors at a price of $1,000 per share, for an aggregate purchase consideration of $15.0 million. The terms, rights, obligations and preferences of the Series A Preferred Stock are set forth in the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (the “Series A Certificate of Designations”).

Pursuant to the Series A Certificate of Designations, the holders of the Series A Preferred Stock have the right, voting separately as a class, to elect a Series A Director to the Board, for so long as PWAM and its affiliates hold at least twenty-five percent (25%) of the issued and outstanding Series A Preferred Stock. The Series A Investors nominated and appointed Mr. Bartsh in March 2019 to serve as the Series A Director.

On March 12, 2020, the Company entered into a Purchase Agreement (the “Series B Purchase Agreement”) with the Series A Investors and MSD Credit Opportunity Master Fund(collectively, the “Series B Investors”). On May 15, 2020, pursuant to the Series B Purchase Agreement, the Company issued 8,000 shares of the Company’s newly created Series B Preferred Stock to the Series B Investors at a price of $1,000 per share, for an aggregate purchase consideration of $8.0 million. The terms, rights, obligations and preferences of the Series B Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designations”).

Pursuant to the Series B Certificate of Designations, the holders of the Series B Preferred Stock have the right, voting separately as a class, to elect a Series B Director, for so long as PWAM and its affiliates hold at least twenty-five percent (25%) of the issued and outstanding Series B Preferred Stock. However, for so long as PWAM has the right to elect a Series A Director, the Series B Director shall be the same individual as the Series A Director.

Private Placement

On November 16, 2020, the Company entered into a securities purchase agreement with certain institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 4,755,373 immediately separable units (the “Units”), with each Unit being comprised of (i) one share of the Company’s Common Stock and (ii) a warrant to purchase 1.1 shares of Common Stock (the “2020 Private Placement Warrants”), at a price per Unit of $3.787, for gross proceeds of approximately $18 million (the “Private Placement”). Michael Valentino, our Executive Chairman, purchased 264,900 Units for an aggregate Unit purchase price of approximately $1,003,176 in the Private Placement.

Public Offering

On March 3, 2021, the Company entered into an Underwriting Agreement with Raymond James & Associates, Inc., as representative of the underwriters identified therein, pursuant to which the Company agreed to issue and sell 7,875,000 shares of Common Stock at a public offering price of $8.00 per share (the “Offering”). Michael Valentino, our Executive Chairman, purchased 25,000 shares of our Common Stock in the Offering at the public offering price of $8.00 per share, for a total of $200,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Marcum LLP, our independent registered public accounting firm for fiscal years 2021 and 2020. There were no other professional services rendered or fees billed by Marcum LLP for fiscal years 2021 and 2020.

Services Rendered	2021	2020
Audit Fees(1)	$173,738	$100,000
Audit-Related Fees(2)	$51,400	$10,475
Tax Fees(3)	$19,000	$21,000
All Other Fees	$-	$-

(1)
These fees include the audits of our annual consolidated financial statements for fiscal years 2021 and 2020 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2021 and 2020.

(2)
These audit-related fees in 2021 relate to the Offering, the Company’s at-the-market offering, and the registration statements on Form S-3 and Form S-8 filed with the SEC in August 2021 and November 2021, respectively. The fees in 2020 relate to the registration statements on Form S-3 filed with the SEC in June 2020 and December 2020.

(3)	The tax fees in 2021 relate to filings for fiscal year 2020. The fees in 2020 relate to 2019.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm are subject to pre-approval by our Audit Committee. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Marcum LLP for fiscal years 2021 and 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

1.	Financial Statements:

The consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in Series A and Series B convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2021 and 2020, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, are set forth on pages F-1 through F-21 of this Form 10-K.

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

3.3	Amended and Restated Bylaws of PLx Pharma Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 21, 2022 (File No. 001-36351)).

4.1	Form of Warrant, to be issued by PLx Pharma Inc. to the Investors on June 14, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 12, 2017 (File No. 001-36351)).

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

4.6	Description of Registered Securities (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2021).

10.1	Employment Agreement with Natasha Giordano, dated January 1, 2016 (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

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

10.10	Form of Indemnification Agreement (incorporated by Reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 20, 2017 (File No. 001-36351)).

Number	Exhibit Table

10.11	PLx Pharma Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018 (File No. 001-36351)).

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

Number	Exhibit Table

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

21.1	Subsidiaries of the Company (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2021).

23.1	Consent of Marcum LLP (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2021).

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2021).

31.2
Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2021).

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2021).

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

Date: April 29, 2022

By:	/s/ Rita O’Connor
Rita O’Connor
Chief Financial Officer
(principal financial and accounting officer)

Date: April 29, 2022

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Natasha Giordano	Director, President and	April 29, 2022
Natasha Giordano	Chief Executive Officer

*	Director and Executive Chairman of the Board	April 29, 2022
Michael J. Valentino

*	Director	April 29, 2022
Gary Balkema

*	Director	April 29, 2022
Anthony Bartsh

*	Director	April 29, 2022
Robert Casale

*	Director	April 29, 2022
Kirk Calhoun

*	Director	April 29, 2022
John W. Hadden II

* By /s/ Rita O’Connor
Rita O’Connor, Attorney-in-fact