Form 10-Q
period 2022-03-31
PLx Pharma Inc.
filed 2022-05-13
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 10, 2022, there were 27,539,229 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION	6

Item 1.	Consolidated Financial Statements (unaudited)	6

	Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited)	6

	Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021 (unaudited)	7

	Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021 (unaudited)	8

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 (unaudited)	9

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II -	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	24

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to maintain regulatory approval of VAZALORE™ 81 mg and VAZALORE™ 325 mg (referred to together as “VAZALORE”) and any future product candidates;
●	the benefits of the use of VAZALORE;
●

the projected dollar amounts of future sales of established and novel technologies designed to deliver oral non-steroidal anti-inflammatory drugs (“NSAIDs”) and other analgesics while limiting direct contact with the stomach lining;

●	our ability to successfully further commercialize our VAZALORE products, or any future product candidates;
●	the rate and degree of market acceptance of our VAZALORE products or any future product candidates;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to scale up manufacturing of our VAZALORE products to commercial scale;
●	our ability to successfully build and maintain a specialty sales force and commercial infrastructure or collaborate with a firm that has these capabilities;
●	our ability to compete with companies currently producing gastrointestinal(“GI”)-safety designed technologies for oral NSAIDs and other analgesics;
●	our reliance on third parties to conduct our clinical studies;
●	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;
●	our reliance on third-party warehouse and distribution centers to store and deliver our products to retail trade locations;
●	our reliance on retail trade customers to maintain an adequate supply of VAZALORE on store shelves or displays;
●	our ability to obtain supply of raw materials;
●	our reliance on our current and any potential collaboration partners’ performance over which we do not have control;
●	our ability to retain and recruit key personnel, including development of a sales and marketing function;
●	our ability to obtain and maintain intellectual property protection for our VAZALORE products or any future product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional financing;
●	our ability to identify, develop, acquire and in-license new products and product candidates;
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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks, trade names and service marks, including:

●	PLX®

●	PLX PHARMA®

●	PLXGUARD™

●	VAZALORE®

●	FIRST LIQUID-FILLED ASPIRIN CAPSULES®

●

Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the ® or ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

PLx Pharma Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,499	$69,392
Accounts receivable	698	634
Inventory, net	3,839	2,458
Prepaid expenses and other current assets	712	992
TOTAL CURRENT ASSETS	57,748	73,476
NON-CURRENT ASSETS
Property and equipment, net	828	858
Right of use assets	204	230
Goodwill	2,061	2,061
Security deposit	17	17
TOTAL ASSETS	$60,858	$76,642

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,716	$10,600
Accrued bonuses	394	1,163
Other current liabilities	120	116
TOTAL CURRENT LIABILITIES	13,230	11,879
NON-CURRENT LIABILITIES
Warrant liability	5,410	12,818
Accrued dividends	129	129
Other liabilities	106	136
TOTAL LIABILITIES	18,875	24,962

Series A convertible preferred stock: $0.001 par value; liquidation value of $12,642,000; 45,000 shares authorized, 12,642 issued and outstanding at March 31, 2022 and December 31, 2021	13,708	13,708
Series B convertible preferred stock: $0.001 par value; liquidation value of $2,492,722; 25,000 shares authorized, 2,364 issued and outstanding at March 31, 2022 and December 31, 2021	2,306	2,306

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding at March 31, 2022 and December 2021	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 27,539,229 shares issued and outstanding at March 31, 2022 and December 31, 2021	28	28
Additional paid-in capital	185,000	183,912
Accumulated deficit	(159,059)	(148,274)
TOTAL STOCKHOLDERS' EQUITY	25,969	35,666
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$60,858	$76,642

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Net sales	$2,083	$-
TOTAL REVENUES	2,083	-

Costs of sales	1,169	-
GROSS PROFIT	914	-

OPERATING EXPENSES:
Research and development	654	959
Selling, marketing and administrative	18,456	2,636
TOTAL OPERATING EXPENSES	19,110	3,595
OPERATING LOSS	(18,196)	(3,595)

OTHER INCOME (EXPENSE):
Interest income (expense), net	3	(10)
Change in fair value of warrant liability	7,408	(7,935)
TOTAL OTHER INCOME (EXPENSE)	7,411	(7,945)

LOSS BEFORE INCOME TAXES	(10,785)	(11,540)
Income taxes	-	-
NET LOSS	(10,785)	(11,540)

Preferred dividends	-	(322)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,785)	$(11,862)

Net loss per common share, basic and diluted	$(0.39)	$(0.73)

Weighted average shares of common shares, basic and diluted	27,539,229	16,361,583

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except per share data)

For the Three Months Ended March 31, 2022 and 2021

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance at December 31, 2021	12,642	$13,708	2,364	$2,306	27,539,229	$28	$183,912	$(148,274)	$35,666

Stock-based compensation expense							1,088		1,088
Net loss								(10,785)	(10,785)
Balance at March 31, 2022	12,642	$13,708	2,364	$2,306	27,539,229	$28	$185,000	$(159,059)	$25,969

Balance at December 31, 2020	15,000	$13,662	8,000	$7,723	13,911,633	$14	$91,203	$(102,149)	$(10,932)

Stock-based compensation expense							573		573
Series A Preferred - declared dividends							(217)		(217)
Series B Preferred - declared dividends							(105)		(105)
Financing					8,924,700	9	66,873		66,882
Net loss								(11,540)	(11,540)
Balance at March 31, 2021	15,000	$13,662	8,000	$7,723	22,836,333	$23	$158,327	$(113,689)	$44,661

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,785)	$(11,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	27
Stock-based compensation	1,088	573
Amortization of right of use assets	26	77
Amortization of debt discounts and issuance costs	-	3
Change in fair value of warrant liability	(7,408)	7,935
Loss on sale of property and equipment	-	28
Changes in operating assets and liabilities
Accounts receivable	(64)	-
Inventory	(1,381)	-
Prepaid expenses and other assets	280	138
Accounts payable and accrued liabilities	2,116	100
Accrued bonuses	(769)	(938)
Accrued interest	-	(597)
Other current and long-term liabilities	(26)	(88)
Net cash used in operating activities	(16,893)	(4,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	66,882
Repayments of long-term debt	-	(625)
Net cash provided by financing activities	-	66,257

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,893)	61,975
Cash and cash equivalents, beginning of period	69,392	22,449
Cash and cash equivalents, end of period	$52,499	$84,424

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$602

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Preferred stock dividends	$-	$322

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 1. BACKGROUND AND ORGANIZATION

Business Operations

PLx Pharma Inc. (the “Company”, “we”, “our” or “us”), together with its subsidiary PLx Opco Inc., is a commercial-stage drug delivery platform technology company focused on improving how and where active pharmaceutical ingredients (“APIs”) are absorbed in the gastrointestinal ("GI") tract via its clinically-validated and patent-protected PLxGuard™ technology.  The Company has two Food and Drug Administration (“FDA”) approved products, VAZALORE® 81 mg and VAZALORE® 325 mg (referred to together as “VAZALORE”), which are liquid-filled aspirin capsules for over-the-counter distribution ("OTC").

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed and continue to enforce quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

In response to COVID-19, the Company has not experienced a significant disruption or delay in the development, manufacturing or sale of VAZALORE, and has not otherwise experienced any significant negative impact on its financial condition, results of operations or cash flows. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not experienced any significant negative impact on its March 31, 2022 unaudited consolidated financial statements related to COVID-19.

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

The Company had not generated any revenue from the sale of products prior to the quarter ended September 30, 2021 and has incurred operating losses in each year since it commenced operations. The Company began generating revenue in the U.S. from its sales of VAZALORE in the third quarter of 2021. The Company expects to continue to incur significant operating expenses and operating losses for the foreseeable future as the Company continues the commercialization of VAZALORE. Additionally, as of March 31, 2022, the Company had entered into media and advertising commitments for VAZALORE of $2.9 million which are expected to be paid in the second quarter of 2022.  Further, the Company has supply agreements with its contract manufacturer and packager for VAZALORE which contain minimum annual purchase commitments that started in 2021 and continue through 2025; the minimum annual purchase commitments are intended to ensure that manufactured product is available when required to enable the Company to meet its expected market demand for VAZALORE.

As of March 31, 2022, the Company had working capital of $44.5 million, including cash and cash equivalents of $52.5 million.  Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, the Company’s cash on hand at March 31, 2022 supports that the Company can fund its obligations for at least one year from the date these financial statements were issued and mitigates the substantial doubt consideration.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2021 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PLx Opco Inc. All significant intercompany balances and transactions have been eliminated within the unaudited consolidated financial statements.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, the fair value of warrant liability, the fair value of stock-based compensation, trade promotional allowances, allowance for inventory obsolescence, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in first-out method based on actual costs. Inventory as of March 31, 2022 and December 31, 2021 was comprised of the following:

Description	March 31, 2022	December 31, 2021
	(in thousands)
Raw Materials	$164	$132
Work-in-Progress	1	338
Finished Goods	3,674	1,988
Total Inventory	$3,839	$2,458

The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence based on estimates of net realizable value. The allowance for obsolete inventory as of March 31, 2022 and December 31, 2021 was not material.

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

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue, at a point in time, when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are received by the customer or when a product is picked up by the customer or the customer’s carrier. The Company recognized total revenue from sales of VAZALORE of $2.1 million with $1.7 million or 79% of net sales for the 81 mg dose and $0.4 million or 21% of net sales for the 325 mg dose for the three months ended March 31, 2022.

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

Satisfaction of Performance Obligations

The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. The Company had no unsatisfied performance obligations or deferred revenue as of March 31, 2022.

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

The reserves for sales returns and consumer and trade promotion obligations are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date.  The Company uses trend experience and coupon redemption inputs to determine coupon reserve requirements and uses forecasted customer and sales organization inputs, and historical trend analysis for consumer brands to determine the reserves for other promotional activities and sales returns. The balance of reserves for sales returns and consumer and trade promotion obligations, reflected in the accompanying unaudited consolidated balance sheets in accounts payable and accrued liabilities, was $1.0 million as of March 31, 2022 and $1.3 million as of December 31, 2021.

Advertising

Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $9.6 million during the three months ended March 31, 2022, which are included in SM&A expense in the unaudited consolidated statements of operations, and did not have any advertising costs during the three months ended March 31, 2021.

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

Due to net losses, none of the participating securities nor potential dilutive securities had a dilutive impact during the three months ended March 31, 2022 and 2021.

The following table sets forth the potential dilutive securities:

	March 31, 2022	March 31, 2021
Stock Options	4,189,006	3,033,047
Warrants	6,596,096	7,935,503
Convertible Preferred Stock	6,476,275	9,517,191
Total Potential Dilutive Shares	17,261,377	20,485,741

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will evaluate the impact on the consolidated financial statements.

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

The following is a summary of warrant activity for the three months ended March 31, 2022:

Description	Outstanding 12/31/2021	Exercised	Outstanding 3/31/22	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
June 2017 Warrants	2,457,501	-	2,457,501	$7.50	5.2	$-
November 2020 Warrants	4,109,344	-	4,109,344	$4.31	3.6	$-
SVB Warrants	29,251	-	29,251	$6.41	5.4	$-
Total Warrants	6,596,096	-	6,596,096	$4.47	4.2	-

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,498,297	$10.07	7.27	$7,456
Granted	760,000	5.07
Exercised, cancelled, or forfeited	(69,291)	14.44
Outstanding, March 31, 2022	4,189,006	$9.08	7.64	$946

Exercisable, March 31, 2022	2,116,338	$10.75	6.1	$629

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (as amended from time to time, the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants, and members of the Board of Directors in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. On November 10, 2020, the Company held its 2020 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan, to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 1,750,000 shares. On November 9, 2021, the Company held its 2021 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 4,000,000 shares (the “Plan Amendment”). The Board of Directors of the Company previously approved the Plan Amendment on August 3, 2021, subject to stockholder approval. There are 7,000,000 shares authorized for issuance pursuant to the 2018 Plan, of which 3,669,650 shares are available for issuance under the 2018 Plan.

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

The Company granted 760,000 options during the three months ended March 31, 2022 with an aggregate fair value of $2.7 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate ranging from 1.6% - 1.9%, (2) expected life of 6 years, (3) expected volatility of 82%, and (4) zero expected dividends. As of March 31, 2022, the Company had $9.0 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.2 years.

During the three months ended March 31, 2022 and 2021, the Company recorded $1.1 million and $0.6 million, respectively, in total stock-based compensation expense related to the stock options. Substantially all stock-based compensation expense is classified as selling, marketing and administrative expenses in the accompanying unaudited consolidated statements of operations.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company presently leases office space under operating lease agreements, expiring in September 2023, and June 2024. The office leases require the Company to pay for its maintenance, and insurance. Rental expense under these agreements was $0.03 million and $0.09 million for the three months ended March 31, 2022 and 2021, respectively.

Operating lease ROU assets are included in right of use assets in the Company's unaudited consolidated balance sheets. Operating lease liabilities are included in other current and non-current liabilities in the Company’s unaudited consolidated balance sheets.

All the Company’s existing leases as of March 31, 2022 are classified as operating leases and have a weighted average remaining lease term of 1.9 years. Certain of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability ranges from 7.25% to 9.50%.

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:
2022	$98,756
2023	113,823
2024	30,132
Total	242,711

Discount factor	(19,851)
Lease liability	222,860
Current lease liability	(117,131)
Non-current lease liability	$105,729

Purchase Commitments

As of March 31, 2022, the Company had entered into media and advertising commitments for VAZALORE of $2.9 million which are expected to be paid during the second quarter of 2022.

The Company has supply agreements with its contract manufacturer and packager for VAZALORE which contain minimum annual purchase commitments that started in 2021 and continue through 2025. The minimum annual purchase commitments are intended to ensure that manufactured product is available when required to enable the Company to meet its expected market demand for VAZALORE.

NOTE 6. FAIR VALUE MEASUREMENTS

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

The June 2017 Warrants contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at March 31, 2022 include: (1) the Company stock price of $4.04, (2) the risk-free rate of 2.42%, (3) remaining expected life of 5.2 years, and (4) expected volatility of 82%.

The Series A Preferred Stock and the Series B Preferred Stock both contain a contingent put option and, accordingly, the Company considered the put options to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of these liabilities was de minimis at issuance and as of March 31, 2022, due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022:

Description	Balance at December 31, 2021	Established in 2022	Change in Fair Value	Balance at March 31, 2022

Warrant liability	$12,818	$-	$(7,408)	$5,410

The following table identifies the carrying amounts of such liabilities at March 31, 2022 and December 31, 2021:

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$5,410	$5,410
Balance at March 31, 2022	$-	$-	$5,410	$5,410

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$12,818	$12,818
Balance at December 31, 2021	$-	$-	$12,818	$12,818

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized during the three months ended March 31, 2022 and 2021.

NOTE 7. SUBSEQUENT EVENTS

The Company’s management reviewed all material events through the date the unaudited consolidated financial statements were issued for subsequent event disclosure consideration and none were noted.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. The information contained herein is current as of the date of this Quarterly Report (March 31, 2022), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our financials and results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2022. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

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

Our commercialization strategy targets the OTC market, taking advantage of the existing distribution channels for aspirin. We market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels. Our product pipeline also includes other oral NSAIDs using the PLxGuard drug delivery platform that may be developed, including PL1200 Ibuprofen 200 mg and PL1100 Ibuprofen 400 mg, for pain and inflammation in Phase 1 clinical stage. We are also screening additional compounds outside the NSAID category for possible development using our PLxGuard drug delivery platform.

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

In response to COVID-19, the Company has not experienced a significant disruption or delay in the development, manufacturing or sale of VAZALORE, and has not otherwise experienced any significant negative impact on its financial condition, results of operations or cash flows. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not experienced any significant negative impact on its March 31, 2022 unaudited consolidated financial statements related to COVID-19.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, the impairment assessment of goodwill, the fair value of warrant liability, the fair value of stock-based compensation, allowance for inventory obsolescence, and deferred taxes and associated valuation allowance. Actual results could differ from those estimates.

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

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are delivered to the customer or when a product is picked up by the customer or the customer’s carrier.  The Company recognized total revenue from sales of VAZALORE of $2.1 million with $1.7 million or 79% of net sales for the 81 mg dose and $0.4 million or 21% of net sales for the 325 mg dose for the three months ended March 31, 2022.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we disclose include adjusted non-GAAP loss attributable to common stockholders and adjusted non-GAAP net loss per common share.  Non-GAAP net loss per share is defined as net loss per share excluding the change in the fair value of warrant liability and dividends related to our preferred stock.

We consider adjusted non-GAAP net loss and adjusted non-GAAP net loss per basic and diluted earnings per share to be an important financial indicator of our operating performance, providing investors and analysts with a useful measure of operating results unaffected by the impact on the financial statements of the volatility of the change in the fair value of the warrant liability and non-cash and non-recurring dividends on our preferred stock.  Management uses adjusted non-GAAP net loss and adjusted non-GAAP net loss per share when analyzing our performance.  Adjusted non-GAAP net loss and adjusted non-GAAP net loss per share should be considered in addition to, but not in lieu of net loss or net loss per share reported under GAAP.

A reconciliation of adjusted non-GAAP net loss per share to the most directly comparable GAAP finance measure is provided below.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021

Net loss attributable to common stockholders - GAAP	$(10,785)	$(11,862)
Adjustments:
Change in fair value of warrant liability	(7,408)	7,935
Preferred dividends	-	322

Adjusted non-GAAP net loss attributable to common stockholders	$(18,193)	$(3,605)

Adjusted non-GAAP net loss per common share - basic and diluted	$(0.66)	$(0.22)

Weighted average shares of common shares - basic and diluted	27,539,229	16,361,583

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

Total revenues were $2.1 million for the three months ended March 31, 2022, compared to no revenue for the three months ended March 31, 2021, and reflected the launch of VAZALORE 81 mg and 325 mg dose strengths with initial distribution to U.S. retail channels in the third quarter of 2021.  Net sales were led by the 81 mg dose strength (consisting of two SKUs), which represented 79% of total revenues in the first quarter of 2022.

Gross Profit

Gross profit for the three months ended March 31, 2022 of $0.9 million.  Gross margin of 44% reflects outsourced manufacturing and packaging costs, shipping costs, quality assurance and royalties. Gross profit from our 325 mg dose is lower than our 81 mg dose due to the proportionally higher use of raw materials and the manufacturing of smaller batch sizes, notwithstanding a list price that is equal to the 81 mg 30 count bottle. We are working on expanding our manufacturing capacity by the end of 2022 which we expect will improve gross margin.

Operating Expenses

Total operating expenses were $19.1 million for the three months ended March 31, 2022, increased from operating expenses of $3.6 million for the three months ended March 31, 2021and reflected the promotional activities and associated expenses for the continued commercial launch of VAZALORE. Operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
	(in thousands, except percentages)
Operating Expenses
Research and development expenses	$654	$959	$(305)	(32)%
Selling, marketing and administrative expenses	18,456	2,636	15,820	600%
Total operating expenses	$19,110	$3,595	$15,515	432%

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

Research and development expenses were $0.7 million for the three months ended March 31, 2022 compared to $1.0 million for the three months ended March 31, 2021. The decrease reflects the non-recurrence of the prior year costs for pre-commercial manufacturing-related activities such as validation and optimization work for VAZALORE.

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

Selling, marketing and administrative expenses totaled $18.5 million for the three months ended March 31, 2022, compared to $2.6 million for the three months ended March 31, 2021. The increase primarily reflects higher sales and marketing expenses related to the VAZALORE launch. In the third quarter of 2021, a cardiovascular specialty field force and a national media television campaign were launched to raise awareness amongst healthcare professionals and consumers. Non-cash stock-based compensation was $1.1 million in the current period versus $0.6 million in the prior year period.

Other income (expense), net

Other income (expense), net totaled $7.4 million of other income and $7.9 million of other expense for the three months ended March 31, 2022 and 2021, respectively. The variance is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(16,893)	$(4,282)
Net cash provided by financing activities	$-	$66,257

Net Cash Used in Operating Activities

Net cash used in operating activities of $16.9 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively, is higher in 2022 due to the combination of higher operating expenses primarily related to sales and marketing and increased inventory purchases to support the continued launch of VAZALORE, offset by the timing of expense payments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $0 during the three months ended March 31, 2022 compared to $66.3 million during the three months ended March 31, 2021. The prior year period reflects net proceeds from the Offering (as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited)).

Future Liquidity and Capital Needs

Even though we are generating revenue, we may never achieve profitability, and even if we do achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable. Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, based on the Company's plans, the Company has adequate cash on hand at March 31, 2022 to fund its obligations for at least one year from the date these financial statements were issued, which mitigates the substantial doubt consideration.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2021, under the heading “Part I – Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K, as amended.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL and included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: May 13, 2022	/s/ Natasha Giordano
By: Natasha Giordano
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor
Title: Chief Financial Officer (Principal Financial and Accounting Officer)