Form 10-Q
period 2022-06-30
PLx Pharma Inc.
filed 2022-08-12
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

1 / 28

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

As of August 9, 2022, there were 28,172,468 shares of common stock, $0.001 par value, issued and outstanding.

2 / 28

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION	6

Item 1.	Consolidated Financial Statements (unaudited)	6

	Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (unaudited)	6

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	7

	Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	8

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (unaudited)	9

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II -	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosure	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	28

	Certificates

3 / 28

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

●	legal, political, judicial and regulatory changes;
●	any impact of the COVID-19 pandemic on our business and financial results;
●	any impact of difficult macroeconomic conditions, such as inflation and reductions in consumer spending, on the demand for our products;
●	our financial performance;
●	developments and projections relating to our competitors or our industry;
●	our ability to access additional capital due to fluctuations in the U.S. stock market; and
●	our ability to identify, evaluate and complete any strategic alternative that yields value for our stockholders.

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

4 / 28

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

5 / 28

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

PLx Pharma Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,730	$69,392
Accounts receivable	490	634
Inventory, net	3,883	2,458
Prepaid expenses and other current assets	1,376	992
TOTAL CURRENT ASSETS	41,479	73,476
NON-CURRENT ASSETS
Property and equipment, net	798	858
Goodwill	2,061	2,061
Other assets	202	247
TOTAL ASSETS	$44,540	$76,642

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,212	$10,600
Accrued bonuses	729	1,163
Other current liabilities	127	116
TOTAL CURRENT LIABILITIES	9,068	11,879
NON-CURRENT LIABILITIES
Warrant liability	2,759	12,818
Accrued dividends	129	129
Other liabilities	79	136
TOTAL LIABILITIES	12,035	24,962

Series A convertible preferred stock: $0.001 par value; liquidation value of $12,642,000; 45,000 shares authorized, 12,642 issued and outstanding at June 30, 2022 and December 31, 2021	13,708	13,708

Series B convertible preferred stock: $0.001 par value; liquidation value of $2,492,722; 25,000 shares authorized, 2,364 issued and outstanding at June 30, 2022 and December 31, 2021	2,306	2,306

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding at June 30, 2022 and December 2021	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 28,172,468 and 27,539,229 shares issued and outstanding at June 30, 2022 and December 31, 2021	28	28
Additional paid-in capital	187,380	183,912
Accumulated deficit	(170,917)	(148,274)
TOTAL STOCKHOLDERS' EQUITY	16,491	35,666
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$44,540	$76,642

See accompanying notes to unaudited consolidated financial statements.

6 / 28

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Net sales	$483	$-	$2,566	$-
TOTAL REVENUES	483	-	2,566	-

Costs of sales	820	-	1,989	-
GROSS (LOSS) PROFIT	(337)	-	577	-

OPERATING EXPENSES:
Research and development	556	983	1,210	1,942
Selling, marketing and administrative	13,645	5,498	32,101	8,134
TOTAL OPERATING EXPENSES	14,201	6,481	33,311	10,076
OPERATING LOSS	(14,538)	(6,481)	(32,734)	(10,076)

OTHER INCOME (EXPENSE):
Interest income (expense), net	29	4	32	(6)
Change in fair value of warrant liability	2,651	(10,028)	10,059	(17,963)
TOTAL OTHER INCOME (EXPENSE)	2,680	(10,024)	10,091	(17,969)

LOSS BEFORE INCOME TAXES	(11,858)	(16,505)	(22,643)	(28,045)
Income taxes	-	-	-	-
NET LOSS	(11,858)	(16,505)	(22,643)	(28,045)

Preferred dividends	-	(2,203)	-	(2,525)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,858)	$(18,708)	$(22,643)	$(30,570)

Net loss per common share, basic and diluted	$(0.43)	$(0.79)	$(0.82)	$(1.53)

Weighted average shares of common shares, basic and diluted	27,693,527	23,638,239	27,616,804	20,020,012

See accompanying notes to unaudited consolidated financial statements.

7 / 28

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

For the Three and Six Months Ended June 30, 2022 and 2021

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	12,642	$13,708	2,364	2,306	27,539,229	$28	$183,912	$(148,274)	$35,666

Stock-based compensation expense							1,088		1,088
Net loss								(10,785)	(10,785)

Balance at March 31, 2022	12,642	$13,708	2,364	$2,306	27,539,229	$28	$185,000	$(159,059)	$25,969

Stock-based compensation expense							1,050		1,050
Common shares issued					633,239		1,330		1,330
Net loss								(11,858)	(11,858)

Balance at June 30, 2022	12,642	$13,708	2,364	$2,306	28,172,468	$28	$187,380	$(170,917)	$16,491

Balance at December 31, 2020	15,000	$13,662	8,000	$7,723	13,911,633	$14	$91,203	$(102,149)	$(10,932)

Stock-based compensation expense							573		573
Series A Preferred - declared dividends							(217)		(217)
Series B Preferred - declared dividends							(105)		(105)
Financing					8,924,700	9	66,873		66,882
Net loss								(11,540)	(11,540)

Balance at March 31, 2021	15,000	$13,662	8,000	$7,723	22,836,333	$23	$158,327	$(113,689)	$44,661

Stock-based compensation expense							558		558
Settlement of dividends on Preferred Stock with adjustment of conversion price		2,603		386					-
Conversion of Preferred Stock to Common Stock	(2,358)	(2,557)	(5,636)	(5,804)	3,000,000	3	8,358		8,361
Exercise of Warrants					308,675		3,040		3,040
Net loss								(16,505)	(16,505)

Balance at June 30, 2021	12,642	$13,708	2,364	$2,305	26,145,008	$26	$170,283	$(130,194)	$40,115

See accompanying notes to unaudited consolidated financial statements.

8 / 28

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,643)	$(28,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	312	-
Depreciation and amortization	60	56
Stock-based compensation	2,138	1,131
Amortization of right of use assets	45	29
Amortization of debt discounts and issuance costs	-	3
Change in fair value of warrant liability	(10,059)	17,963
Loss on disposal of property and equipment	-	157
Changes in operating assets and liabilities
Accounts receivable	145	-
Inventory	(1,737)	(1,119)
Prepaid expenses and other assets	(384)	(138)
Accounts payable and accrued liabilities	(2,389)	1,520
Accrued bonuses	(434)	(669)
Accrued interest	-	(598)
Other current and long-term liabilities	(46)	(49)
Net cash used in operating activities	(34,992)	(9,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	-	45
Net cash provided by investing activities	-	45

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	1,330	66,882
Proceeds from exercise of warrants	-	1,178
Repayments of long-term debt	-	(625)
Net cash provided by financing activities	1,330	67,435

NET INCREASE IN CASH AND CASH EQUIVALENTS	(33,662)	57,721
Cash and cash equivalents, beginning of period	69,392	22,449
Cash and cash equivalents, end of period	$35,730	$80,170

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$6

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Cashless exercise of warrants	$-	$1,533
Preferred stock conversion feature and dividends	$-	$8,085

See accompanying notes to unaudited consolidated financial statements.

9 / 28

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company has not experienced a significant disruption or delay in the development, manufacturing or sales of VAZALORE due to COVID-19, and has not otherwise experienced any significant negative impact on its financial condition, results of operations or cash flows. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the remaining duration of the pandemic, travel restrictions and social distancing in the United States and other countries as well as, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

The Company has recently engaged Raymond James & Associates, Inc (“Raymond James”) as financial advisor to evaluate its strategic alternatives with the goal of enhancing stockholder value. Raymond James has been engaged to advise the Company on the strategic review process, which could include, without limitation, exploring the potential for a possible merger, business combination, or investment into the Company. In conjunction with the exploration of strategic alternatives, the Company is streamlining its sales and marketing plan in order to preserve its capital and cash resources.

NOTE 2. GOING CONCERN

During the six months ended June 30, 2022, the Company had a net loss of $22.6 million and had used cash in operations of $35.0 million.  As of June 30, 2022, the Company had an accumulated deficit of approximately $171.0 million.  Due to the difficult macroeconomic environment that has put pressure on the rate of acceptance of VAZALORE in the marketplace and on our commercial resources combined with restrictive capital markets, the Company has recently engaged Raymond James to evaluate strategic alternatives.  There is no assurance that such activities will result in any agreements or transactions that will enhance stockholder value or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these financial statements are issued.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due.  The unaudited consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

10 / 28

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2021 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PLx Opco Inc. All significant intercompany balances and transactions have been eliminated within the unaudited consolidated financial statements.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, the fair value of warrant liability, the fair value of stock-based compensation, trade promotional allowances, and allowance for inventory obsolescence. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in first-out method based on actual costs. Inventory as of June 30, 2022 and December 31, 2021 was comprised of the following:

Description	June 30, 2022	December 31, 2021
		(in thousands)
Raw Materials	$372	$132
Work-in-Progress	-	338
Finished Goods	3,511	1,988
Total Inventory	$3,883	$2,458

The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence based on estimates of net realizable value. During the three and six months ended June 30, 2022, the Company reserved $0.1 million and $0.3 million, respectively, for obsolete finished goods.

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

11 / 28

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue, at a point in time, when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are received by the customer or when a product is picked up by the customer or the customer’s carrier. The Company recognized total revenue from sales of VAZALORE of $0.5 million with $0.25 million or 50% of net sales for the 81 mg dose and $0.25 million or 50% of net sales for the 325 mg dose for the three months ended June 30, 2022. The Company recognized total revenue from sales of VAZALORE of $2.6 million with $1.8 million or 71% of net sales for the 81 mg dose and $0.8 million or 29% of net sales for the 325 mg dose for the six months ended June 30, 2022.

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

Satisfaction of Performance Obligations

The Company had no unsatisfied performance obligations or deferred revenue as of June 30, 2022.

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

The reserves for sales returns and consumer and trade promotion obligations are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date.  The Company uses trend experience and coupon redemption inputs to determine coupon reserve requirements and uses forecasted customer and sales organization inputs, and historical trend analysis for consumer brands to determine the reserves for other promotional activities and sales returns. The balance of reserves for sales returns and consumer and trade promotion obligations, reflected in the accompanying unaudited consolidated balance sheets in accounts payable and accrued liabilities, was $1.3 million as of June 30, 2022 and December 31, 2021.

Advertising

Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $5.7 million and $15.3 million during the three and six months ended June 30, 2022, respectively, which are included in selling, marketing, and administrative (“SM&A”) expenses in the unaudited consolidated statements of operations, and did not have any advertising costs during the three and six months ended June 30, 2021.

Income (Loss) Per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) and Series B convertible preferred stock (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, collectively the “Preferred Stock”) contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the Preferred Stock and excludes the impact of those shares from the denominator.

12 / 28

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

Due to net losses, none of the participating securities nor potential dilutive securities had a dilutive impact during the three and six months ended June 30, 2022 and 2021.

The following table sets forth the potential dilutive securities:

	June 30, 2022	June 30, 2021
Stock Options	4,198,006	3,072,297
Warrants	6,596,096	7,557,277
Convertible Preferred Stock	6,476,275	6,476,275
Total Potential Dilutive Shares	17,270,377	17,105,849

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-13 and its impact on its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40) that provides new guidance on the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company is currently evaluating ASU 2020-06 and its impact on its financial position, results of operations and cash flows.

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

13 / 28

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

On March 5, 2021, the Company completed an underwritten public offering in which the Company issued and sold 7,875,000 shares of the Company’s common stock at a price to the public of $8.00 per share (the "Offering"). Gross proceeds of the Offering were $63.0 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company and resulted in net proceeds of $59.0 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriters retained a customary 30-day overallotment option to purchase up to 1,181,250 shares of common stock at the public offering price, less underwriting discounts and commission. The overallotment option was exercised on March 16, 2021 for 1,049,700 shares with gross proceeds of $8.4 million and net proceeds of $7.9 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

The Company recognized no dividends on the Series A Preferred Stock during the three and six months ended June 30, 2022.  The Company recognized $2,202,687 (or $0.19 per share) and $2,524,958 (or $0.13 per share) of total dividends on the Series A Preferred Stock (including the contingent beneficial conversion feature) during the three and six months ended June 30, 2021.

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

14 / 28

As of June 30, 2021, 364 shares of Series B Preferred Stock remain outstanding with a conversion price of $2.91 per share and 2,000 shares remain outstanding with a conversion price of $3.10 per share. The Series B Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features, and has a carrying value of $2.3 million as of June 30, 2021.

The Company recognized no dividends on the Series B Preferred Stock during the three and six months ended June 30, 2022. The Company recognized $0 and $105,065 (or $0.005 per share) of total dividends on the Series B Preferred Stock during the three and six months ended June 30, 2021.

ATM Offering

On August 6, 2021, the Company entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP”), as sales agent, and commenced an at-the-market offering (the “ATM Offering”) pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock, having an aggregate offering price of up to $75.0 million. Sales of the common stock under the ATM Offering are made under the Company’s previously filed and currently effective shelf registration statement on Form S-3 and the sales agreement prospectus that forms a part of such registration statement. The aggregate compensation payable to JMP is 3.0% of the gross proceeds from each sale of the Company’s common stock. Under the ATM Offering, the Company sold 633,239 shares and raised gross proceeds of $1.4 million and net proceeds of $1.3 million during the three months ended June 30, 2022. As of June 30, 2022, $65.6 million remained available under the ATM Offering.

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

In connection with the entry into a term loan facility with Silicon Valley Bank (“SVB”) on August 9, 2017, which was paid in full on February 9, 2021, the Company issued to SVB and one of its affiliates stock purchase warrants to purchase an aggregate of 58,502 shares of the Company’s common stock at an exercise price of $6.41 per share (“SVB Warrants”). These warrants are immediately exercisable, have a 10-year term, contain a cashless exercise provision, and are classified in equity.

In November 2020, the Company issued warrants to purchase 5,230,910 shares of common stock which have an exercise price of $4.31 per share, contain a cashless exercise provision, will expire five years from the date of issuance and are equity classified (the “November 2020 Warrants”).

During the second quarter of 2021, holders of 168,226 of the June 2017 Warrants and 210,000 of the November 2020 Warrants exercised the warrants pursuant to their original terms. As a result of such warrant exercises, of which 131,862 of such warrants were exercised on a cashless basis and 246,364 of such warrants were exercised for an aggregate $1.2 million in cash, additional-paid-in-capital was increased by $3.0 million and the Company issued an aggregate of 308,675 shares of common stock upon exercise of such warrants.

The following is a summary of warrant activity for the six months ended June 30, 2022:

Description	Outstanding 12/31/2021	Exercised	Outstanding 6/30/22	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
June 2017 Warrants	2,457,501	-	2,457,501	$7.50	4.95	$-
November 2020 Warrants	4,109,344	-	4,109,344	$4.31	3.38	$-
SVB Warrants	29,251	-	29,251	$6.41	5.11	$-
Total Warrants	6,596,096	-	6,596,096	$5.51	5.25	$-

15 / 28

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,498,297	$10.07	7.27	$7,456
Granted	805,000	$4.90
Exercised, cancelled, or forfeited	(105,291)	$12.59
Outstanding, June 30, 2022	4,198,006	$8.99	7.29	$133

Exercisable, June 30, 2022	2,132,339	$10.72	5.87	$89

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (as amended from time to time, the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants, and members of the Company's Board of Directors (the “Board” or “Board of Directors”) in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. On November 10, 2020, the Company held its 2020 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan, to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 1,750,000 shares. On November 9, 2021, the Company held its 2021 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 4,000,000 shares (the “Plan Amendment”). The Board of Directors previously approved the Plan Amendment on August 3, 2021, subject to stockholder approval. There are 7,000,000 shares authorized for issuance pursuant to the 2018 Plan, of which 3,672,650 shares are available for issuance under the 2018 Plan.

Prior to the approval of the 2018 Plan, the Company granted options to employees, directors, advisors, and consultants from two former plans which were frozen upon the adoption of the 2018 plan. The Company is no longer authorized to grant awards under either of the former plans.

The Company granted 805,000 options during the six months ended June 30, 2022 with an aggregate fair value of $2.7 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate ranging from 1.6% - 3.3%, (2) expected life of 6 years, (3) expected volatility of 81 – 87%, and (4) zero expected dividends. As of June 30, 2022, the Company had $7.7 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 2.0 years.

During the three months ended June 30, 2022 and 2021, the Company recorded $1.1 million and $0.6 million, respectively, in total stock-based compensation expense related to the stock options. During the six months ended June 30, 2022 and 2021, the Company recorded $2.1 million and $1.1 million, respectively, in total stock-based compensation expense related to the stock options Substantially all stock-based compensation expense is classified as SM&A expenses in the accompanying unaudited consolidated statements of operations.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases office space under operating lease agreements, expiring in September 2023 and June 2024. The office leases require the Company to pay for maintenance, and insurance. Rental expense under these agreements was $0.03 million and $0.01 million for the three months ended June 30, 2022 and 2021, respectively, and was $0.06 million and $0.02 million for the six months ended June 30, 2022 and 2021, respectively.

Operating lease right-of-use assets of $0.2 million are included in other assets in the Company's unaudited consolidated balance sheets. Operating lease liabilities are included in other current and non-current liabilities in the Company’s unaudited consolidated balance sheets.

All the Company’s existing leases as of June 30, 2022 are classified as operating leases and have a weighted average remaining lease term of 1.7 years. Certain of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability ranges from 7.25% to 9.75%.

16 / 28

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:
2022	$68,226
2023	117,917
2024	31,838
Total	217,981

Discount factor	(16,098)
Lease liability	201,883
Current lease liability	(123,084)
Non-current lease liability	$78,799

Purchase Commitments

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

The June 2017 Warrants contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at June 30, 2022 include: (1) the Company stock price of $2.43, (2) the risk-free rate of 3.01%, (3) remaining expected life of 5.0 years, and (4) expected volatility of 83%.

The Series A Preferred Stock and the Series B Preferred Stock both contain a contingent put option and, accordingly, the Company considered the put options to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of these liabilities was de minimis at issuance and as of June 30, 2022, due to the remote possibly of its occurrence, a Level 3 unobservable input.

17 / 28

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2022:

Description	Balance at March 31, 2022	Established in 2022	Change in Fair Value	Balance at June 30, 2022

Warrant liability	$5,410	$-	$(2,651)	$2,759

Description	Balance at December 31, 2021	Established in 2022	Change in Fair Value	Balance at June 30, 2022

Warrant liability	$12,818	$-	$(10,059)	$2,759

The following table identifies the carrying amounts of such liabilities at June 30, 2022 and December 31, 2021:

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$2,759	$2,759
Balance at June 30, 2022	$-	$-	$2,759	$2,759

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$12,818	$12,818
Balance at December 31, 2021	$-	$-	$12,818	$12,818

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized during the three and six months ended June 30, 2022 and 2021.

NOTE 7. SUBSEQUENT EVENTS

The Company’s management reviewed all material events through the date the unaudited consolidated financial statements were issued for subsequent event disclosure consideration and none were noted.

18 / 28

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. The information contained herein is current as of the date of this Quarterly Report (June 30, 2022), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our financials and results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2022. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.

Overview

We are a commercial-stage drug delivery platform technology company focused on improving how and where active pharmaceutical ingredients (“APIs”) are absorbed in the GI tract via our clinically validated and patent protected PLxGuard™ technology. We believe this platform has the potential to improve the absorption of many drugs currently on the market or in development and to reduce the risk of stomach injury associated with certain drugs.

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

Our commercialization strategy targets the over-the-counter market, taking advantage of the existing distribution channels for aspirin. We market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels. Our product pipeline also includes other oral NSAIDs using the PLxGuard drug delivery platform that may be developed, including PL1200 Ibuprofen 200 mg and PL1100 Ibuprofen 400 mg, for pain and inflammation in Phase 1 clinical stage. We are also screening additional compounds outside the NSAID category for possible development using our PLxGuard drug delivery platform.

Recent Developments

The Company has recently engaged Raymond James & Associates, Inc (“Raymond James”) as financial advisor to evaluate its strategic alternatives with the goal of enhancing stockholder value. Raymond James has been engaged to advise the Company on the strategic review process, which could include, without limitation, exploring the potential for a possible merger, business combination, or investment into the Company. In conjunction with the exploration of strategic alternatives, the Company is streamlining its sales and marketing plan in order to preserve its capital and cash resources.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to the Consolidated Financial Statements (unaudited) included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

19 / 28

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with GAAP and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

The Company has not experienced a significant disruption or delay in the development, manufacturing or sales of VAZALORE due to COVID-19, and has not otherwise experienced any significant negative impact on its financial condition, results of operations or cash flows. However, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the remaining duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, the fair value of warrant liability, the fair value of stock-based compensation, and allowance for inventory obsolescence. Actual results could differ from those estimates.

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

20 / 28

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are delivered to the customer or when a product is picked up by the customer or the customer’s carrier. The Company recognized total revenue from sales of VAZALORE of $0.5 million with $0.25 million or 50% of net sales for the 81 mg dose and $0.25 million or 50% of net sales for the 325 mg dose for the three months ended June 30, 2022. The Company recognized total revenue from sales of VAZALORE of $2.6 million with $1.8 million or 71% of net sales for the 81 mg dose and $0.8 million or 29% of net sales for the 325 mg dose for the six months ended June 30, 2022.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we disclose include adjusted non-GAAP loss attributable to common stockholders and adjusted non-GAAP net loss per common share.  Non-GAAP net loss per share is defined as net loss per share excluding the change in the fair value of warrant liability and dividends related to our preferred stock.

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

21 / 28

A reconciliation of adjusted non-GAAP net loss per share to the most directly comparable GAAP finance measure is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands, except share and per share data)
Net loss attributable to common stockholders - GAAP	$(11,858)	$(18,708)	$(22,643)	$(30,570)
Adjustments:
Change in fair value of warrant liability	(2,651)	10,028	(10,059)	17,963
Preferred dividends	-	2,203	-	2,525

Adjusted non-GAAP net loss attributable to common stockholders	$(14,509)	$(6,477)	$(32,702)	$(10,082)

Adjusted non-GAAP net loss per common share - basic and diluted	$(0.52)	$(0.27)	$(1.18)	$(0.50)

Weighted average shares of common shares - basic and diluted	27,693,527,	23,638,239	27,616,804	20,020,012

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue

Total revenues were $0.5 million for the three months ended June 30, 2022 and reflected sales of VAZALORE 81 mg and 325 mg dose strengths with initial distribution to U.S. retail channels in the third quarter of 2021. Net sales in the second quarter of 2022 included unfavorable adjustments totaling $0.4 million for additional trade allowances and incremental sales returns reserves.  The increased trade allowances related to retailer pricing programs initiated in the second quarter of 2022 to promote sell through of existing retail inventory.  The increased sales returns reserve reflected excess inventory at certain retailers. The VAZALORE 81 mg (consisting of 2 SKUs) dose represented about half of the net sales for the three months ended June 30, 2022.

Cost of Sales

Cost of Sales for the three months ended June 30, 2022 were $0.8 million and reflected costs related to outsourced manufacturing and packaging, shipping, quality assurance and royalties. Cost of sales also included $0.4 million of incremental costs related to expired packaging materials, higher shipping costs, including fuel surcharges, and inventory obsolescence for product not expected to be sold prior to its shelf-life date, which is 12 months prior to expiry.

Operating Expenses

Total operating expenses were $14.2 million for the three months ended June 30, 2022, increased from operating expenses of $6.5 million for the three months ended June 30, 2021 and reflect the promotional activities and associated expenses for the continued commercial launch of VAZALORE. Operating expenses for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
	(in thousands, except percentages)
Operating Expenses
Research and development expenses	$556	$983	$(427)	(43)%
SM&A expenses	13,645	5,498	8,147	148%
Total operating expenses	$14,201	$6,481	$7,720	119%

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

22 / 28

Research and development expenses were $0.6 million for the three months ended June 30, 2022 compared to $1.0 million for the three months ended June 30, 2021. The decrease reflects the non-recurrence of the prior year costs for clinical studies and pre-launch manufacturing related activities for VAZALORE.

Selling, Marketing and Administrative (“SM&A”) Expenses

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

SM&A expenses totaled $13.6 million for the three months ended June 30, 2022, compared to $5.5 million for the three months ended June 30, 2021. The increase primarily reflects higher sales and marketing expenses related to increasing awareness of VAZALORE amongst healthcare professionals and consumers. Non-cash stock-based compensation was $1.1 million in the current period versus $0.6 million in the prior year period.

Other income (expense), net

Other income (expense), net totaled $2.7 million of other income and $10.0 million of other expense for the three months ended June 30, 2022 and 2021, respectively. The variance is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue

Total revenues were $2.6 million for the six months ended June 30, 2022 and reflected sales of VAZALORE 81 mg and 325 mg dose strengths with initial distribution to U.S. retail channels in the third quarter of 2021.  Net sales in the first half of 2022 included unfavorable adjustments totaling $0.5 million for additional trade allowances and incremental sales returns reserves.  The increased trade allowances related to retailer pricing programs initiated in the second quarter of 2022 to promote sell through of existing retail inventory.  The increased sales returns reserve reflected excess inventory at certain retailers. The VAZALORE 81 mg (consisting of 2 SKUs) dose represented 71% of the net sales for the six months ended June 30, 2022.

Cost of Sales

Cost of Sales for the six months ended June 30, 2022 were $2.0 million and reflected costs related to outsourced manufacturing and packaging, shipping, quality assurance and royalties. Cost of sales also included $0.6 million of incremental costs related to expired packaging materials, higher shipping costs, including fuel surcharges, and inventory obsolescence for product not expected to be sold prior to its shelf-life date, which is 12 months prior to expiry.

Operating Expenses

Total operating expenses were $33.3 million for the six months ended June 30, 2022, increased from operating expenses of $10.1 million for the six months ended June 30, 2021and reflect the promotional activities and associated expenses for the continued commercial launch of VAZALORE. Operating expenses for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
	(in thousands, except percentages)
Operating Expenses
Research and development expenses	$1,210	$1,942	$(732)	(38)%
SM&A expenses	32,101	8,134	23,967	295%
Total operating expenses	$33,311	$10,076	$23,235	231%

23 / 28

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

Research and development expenses were $1.2 million for the six months ended June 30, 2022 compared to $1.9 million for the six months ended June 30, 2021. The decrease reflects the non-recurrence of the prior year costs for pre-commercial manufacturing-related activities and clinical studies.

SM&A Expenses

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

SM&A expenses totaled $32.1 million for the six months ended June 30, 2022, compared to $8.1 million for the six months ended June 30, 2021. The increase primarily reflects sales and marketing expenses related to increasing awareness of VAZALORE amongst healthcare professionals and consumers. Non-cash stock-based compensation was $2.1 million in the current period versus $1.1 million in the prior year period.

Other income (expense), net

Other income (expense), net totaled $10.1 million of other income and $18.0 million of other expense for the six months ended June 30, 2022 and 2021, respectively. The variance is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock.

LIQUIDITY AND GOING CONCERN

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(34,992)	$(9,759)
Net cash provided by investing activities	$-	$45
Net cash provided by financing activities	$1,330	$67,435

Net Cash Used in Operating Activities

Net cash used in operating activities of $35.0 million and $9.8 million for the six months ended June 30, 2022 and 2021, respectively, is higher in 2022 due to the combination of higher operating expenses related to sales, marketing and commercial public company support costs.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $0.05 million for the six months ended June 30, 2021 was generated from the sale of various property and equipment.

24 / 28

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $1.3 million during the six months ended June 30, 2022 compared to $67.4 million during the six months ended June 30, 2021. The current period reflects net proceeds from the ATM Offering and the prior year period reflects net proceeds from the Offering (each as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited)).

Future Liquidity and Going Concern

During the six months ended June 30, 2022, the Company had a net loss of approximately $22.6 million and had used cash in operations of approximately $35.0 million.  As of June 30, 2022, the Company had an accumulated deficit of approximately $171 million. Due to the difficult macroeconomic environment that has put pressure on the rate of acceptance of VAZALORE in the marketplace and on our commercial resources combined with restrictive capital markets, the Company has recently engaged Raymond James to evaluate strategic alternatives.  There is no assurance that such activities will result in any agreements or transactions that will enhance stockholder value or provide additional capital, which creates substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these financial statements are issued.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due.  The unaudited consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

25 / 28

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2021, under the heading “Part I – Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K, as amended, except as set forth below.

Weak, or weakening of, economic or other negative conditions, including reductions in consumer spending, could have a material adverse effect on our business and financial results.

Difficult macroeconomic conditions, such as further decreases in per capita income and level of disposable income driven by increases to inflation, income (and other) taxes, the cost of living, increased and prolonged continued unemployment or a further decline in consumer confidence, in each case, as a result of the coronavirus pandemic or otherwise, could continue to have a material adverse effect on the demand for our products.

Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth could negatively affect consumer demand for our product which consequently, may negatively affect the results of operations. Under difficult economic conditions, consumers may seek to reduce spending by forgoing purchases of our products, negatively impacting our net sales and margins. Softer consumer demand for our products could reduce our profitability and could negatively affect our overall financial performance.

Our activities to evaluate and pursue strategic alternatives may not be successful.

In August 2022, we announced that we have commenced a process of evaluating strategic alternatives to maximize stockholder value. We have engaged a financial advisory firm to help explore our available strategic alternatives, including a possible merger, business combination, or investment in the Company. We expect to devote significant time and resources to identifying and evaluating strategic transactions; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders or a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

26 / 28

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL and included in Exhibit 101).

*	Filed herewith.

27 / 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: August 12, 2022	/s/ Natasha Giordano
By: Natasha Giordano
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

28 / 28