Form 10-Q
period 2022-09-30
PLx Pharma Inc.
filed 2022-11-10
CIK 1497504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 8, 2022, there were 29,137,692 shares of common stock, $0.001 par value, issued and outstanding.

PLx Pharma Inc.

		Page #

PART I -	FINANCIAL INFORMATION	6

Item 1.	Consolidated Financial Statements (unaudited)	6

	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	6

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	7

	Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	8

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	9

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II -	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosure	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	Signatures	30

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●

the potential results of the strategic review process we are undertaking with Raymond James & Associates, Inc. to explore and evaluate strategic alternatives with the goal of enhancing stockholder value;

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

●	legal, political, judicial and regulatory changes;
●	any impact of the COVID-19 pandemic on our business and financial results;
●	any impact of difficult macroeconomic conditions, such as inflation and reductions in consumer spending, on the demand for our products;
●	our financial performance;
●	developments and projections relating to our competitors or our industry;
●	our failure to meet the continued listing requirements of the Nasdaq Stock Market which could result in a delisting of our common stock;
●	our ability to access additional capital due to fluctuations in the U.S. stock market; and
●	our ability to identify, evaluate and complete any strategic alternative that yields value for our stockholders.

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

PLx Pharma Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,834	$69,392
Accounts receivable	139	634
Inventory, net	3,178	2,458
Prepaid expenses and other current assets	1,070	992
TOTAL CURRENT ASSETS	30,221	73,476
NON-CURRENT ASSETS
Property and equipment, net	768	858
Goodwill	2,061	2,061
Other assets	174	247
TOTAL ASSETS	$33,224	$76,642

LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,069	$10,600
Accrued bonuses	1,112	1,163
Other current liabilities	131	116
TOTAL CURRENT LIABILITIES	6,312	11,879
NON-CURRENT LIABILITIES
Warrant liability	536	12,818
Accrued dividends	129	129
Other liabilities	46	136
TOTAL LIABILITIES	7,023	24,962

Series A convertible preferred stock: $0.001 par value; liquidation value of $12,642,000; 45,000 shares authorized, 12,642 issued and outstanding at September 30, 2022 and December 31, 2021	13,708	13,708

Series B convertible preferred stock: $0.001 par value; liquidation value of $2,492,722; 25,000 shares authorized, 2,364 issued and outstanding at September 30, 2022 and December 31, 2021	2,306	2,306

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 930,000 shares authorized; none issued and outstanding at September 30, 2022 and December 2021	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 29,137,692 and 27,539,229 shares issued and outstanding at September 30, 2022 and December 31, 2021	29	28
Additional paid-in capital	189,572	183,912
Accumulated deficit	(179,414)	(148,274)
TOTAL STOCKHOLDERS' EQUITY	10,187	35,666
TOTAL LIABILITIES, SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$33,224	$76,642

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Net sales	$386	$6,616	$2,952	$6,616
TOTAL REVENUES	386	6,616	2,952	6,616

Costs of sales	1,460	3,913	3,449	3,913
GROSS (LOSS) PROFIT	(1,074)	2,703	(497)	2,703

OPERATING EXPENSES:
Research and development	623	1,552	1,833	3,494
Selling, marketing and administrative	9,142	11,013	41,243	19,147
TOTAL OPERATING EXPENSES	9,765	12,565	43,076	22,641
OPERATING LOSS	(10,839)	(9,862)	(43,573)	(19,938)

OTHER INCOME (EXPENSE):
Interest income (expense), net	119	4	151	(2)
Change in fair value of warrant liability	2,223	(11,784)	12,282	(29,747)
TOTAL OTHER INCOME (EXPENSE)	2,342	(11,780)	12,433	(29,749)

LOSS BEFORE INCOME TAXES	(8,497)	(21,642)	(31,140)	(49,687)
Income taxes	-	-	-	-
NET LOSS	(8,497)	(21,642)	(31,140)	(49,687)

Preferred dividends	-	-	-	(2,525)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,497)	$(21,642)	$(31,140)	$(52,212)

Net loss per common share, basic and diluted	$(0.30)	$(0.80)	$(1.11)	$(2.34)

Weighted average shares of common shares, basic and diluted	28,603,426	26,911,855	27,949,292	22,342,538

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

For the Three and Nine Months Ended September 30, 2022 and 2021

	Temporary Equity				Permanent Equity
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	12,642	$13,708	2,364	$2,306	27,539,229	$28	$183,912	$(148,274)	$35,666

Stock-based compensation expense							1,088		1,088
Net loss								(10,785)	(10,785)

Balance at March 31, 2022	12,642	13,708	2,364	2,306	27,539,229	28	185,000	(159,059)	25,969

Stock-based compensation expense							1,050		1,050
Common shares issued					633,239		1,330		1,330
Net loss								(11,858)	(11,858)

Balance at June 30, 2022	12,642	13,708	2,364	2,306	28,172,468	28	187,380	(170,917)	16,491

Stock-based compensation expense							1,107		1,107
Common shares issued					965,224	1	1,085		1,086
Net loss								(8,497)	(8,497)

Balance at September 30, 2022	12,642	$13,708	2,364	$2,306	29,137,692	$29	$189,572	$(179,414)	$10,187

Balance at December 31, 2020	15,000	$13,662	8,000	$7,723	13,911,633	$14	$91,203	$(102,149)	$(10,932)

Stock-based compensation expense							573		573
Series A Preferred - declared dividends							(217)		(217)
Series B Preferred - declared dividends							(105)		(105)
Financing					8,924,700	9	66,873		66,882
Net loss								(11,540)	(11,540)

Balance at March 31, 2021	15,000	13,662	8,000	7,723	22,836,333	23	158,327	(113,689)	44,661

Stock-based compensation expense							558		558
Settlement of dividends on Preferred Stock with adjustment of conversion price		2,603		386					-
Conversion of Preferred Stock to Common Stock	(2,358)	(2,557)	(5,636)	(5,803)	3,000,000	3	8,358		8,361
Exercise of Warrants					308,675		3,040		3,040
Net loss								(16,505)	(16,505)

Balance at June 30, 2021	12,642	13,708	2,364	2,306	26,145,008	26	170,283	(130,194)	40,115

Stock-based compensation expense							741		741
Issuance of common stock, net of issuance costs					448,268		7,578		7,578
Exercise of Warrants					883,746	1	4,100		4,101
Net loss								(21,642)	(21,642)

Balance at September 30, 2021	12,642	$13,708	2,364	$2,306	27,477,022	$27	$182,702	$(151,836)	$30,893

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,140)	$(49,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	1,211	$-
Depreciation and amortization	90	86
Stock-based compensation	3,245	1,872
Amortization of right of use assets	73	72
Amortization of debt discounts and issuance costs	-	3
Change in fair value of warrant liability	(12,282)	29,747
Loss on disposal of property and equipment	-	157
Changes in operating assets and liabilities
Accounts receivable	495	(3,253)
Inventory	(1,931)	(2,047)
Prepaid expenses and other assets	(78)	(223)
Accounts payable and accrued liabilities	(5,531)	5,590
Accrued bonuses	(51)	(345)
Accrued interest	-	(598)
Other current and long-term liabilities	(75)	(131)
Net cash used in operating activities	(45,974)	(18,757)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	-	94
Net cash provided by investing activities	-	94

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	2,416	74,461
Proceeds from exercise of warrants	-	4,932
Repayments of long-term debt	-	(625)
Net cash provided by financing activities	2,416	78,768

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,558)	60,105
Cash and cash equivalents, beginning of period	69,392	22,449
Cash and cash equivalents, end of period	$25,834	$82,554

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$6

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Cashless exercise of warrants	$-	$1,879
Preferred stock conversion feature and dividends	$-	$2,525
Conversion of preferred stock	$-	$8,361

See accompanying notes to unaudited consolidated financial statements.

PLx Pharma Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Recent Developments

In August 2022, the Company engaged Raymond James & Associates, Inc. (“Raymond James”) as financial advisor to explore and evaluate its strategic alternatives with the goal of enhancing stockholder value. The strategic review process is underway and the strategic alternatives to be considered may include, without limitation, exploring the potential for a possible merger, business combination, or investment into the Company. In conjunction with the exploration of strategic alternatives, the Company has been streamlining its sales and marketing plan in order to preserve its capital and cash resources.

NOTE 2. GOING CONCERN

During the nine months ended September 30, 2022, the Company had a net loss of $31.1 million and used cash in operations of $46.0 million.  As of September 30, 2022, the Company had an accumulated deficit of approximately $179.4 million.  Due to the difficult macroeconomic environment that has put pressure on the rate of acceptance of VAZALORE in the marketplace and on our commercial resources combined with restrictive capital markets, the Company engaged Raymond James in August 2022 to explore and evaluate strategic alternatives.  There is no assurance that such activities will result in any agreements or transactions that will enhance stockholder value or provide additional capital. The rate of acceptance of VAZALORE in the marketplace, together with the uncertainty with regards to completing a transaction or the ability to raise additional capital, creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying financial statements are issued.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations and the Company’s ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due.  The Company’s unaudited consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2021 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in first-out method based on actual costs. Inventory as of September 30, 2022 and December 31, 2021 was comprised of the following:

Description	September 30, 2022	December 31, 2021
	(in thousands)
Raw Materials	$361	$132
Work-in-Progress	-	338
Finished Goods	2,817	1,988
Total Inventory	$3,178	$2,458

The Company regularly reviews inventory quantities on hand and assesses the need for an allowance for obsolescence based on estimates of net realizable value. During the three and nine months ended September 30, 2022, the Company reserved $0.9 million and $1.2 million, respectively, for obsolete finished goods.

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

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue, at a point in time, when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are received by the customer or when a product is picked up by the customer or the customer’s carrier. The Company recognized total revenue from sales of VAZALORE of $0.4 million with 58% of net sales for the 81 mg dose and 42% of net sales for the 325 mg dose for the three months ended September 30, 2022. The Company recognized total revenue from sales of VAZALORE of $3.0 million with 70% of net sales for the 81 mg dose and 30% of net sales for the 325 mg dose for the nine months ended September 30, 2022. For the three and nine months ending September 30, 2021, total revenue from sales of VAZALORE was $6.6 million with 81 mg dose representing 67% of the net sales.

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

Satisfaction of Performance Obligations

The Company had no unsatisfied performance obligations or deferred revenue as of September 30, 2022.

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

The reserves for sales returns and consumer and trade promotion obligations are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date.  The Company uses trend experience and coupon redemption inputs to determine coupon reserve requirements and uses forecasted customer and sales organization inputs, and historical trend analysis for consumer brands to determine the reserves for other promotional activities and sales returns. The balance of reserves for sales returns and consumer and trade promotion obligations, reflected in the accompanying unaudited consolidated balance sheets in accounts payable and accrued liabilities, was $1.0 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively.

Advertising

Advertising costs are expensed as they are incurred. The Company incurred advertising costs of $1.4 million and $16.6 million during the three and nine months ended September 30, 2022, respectively, which are included in selling, marketing, and administrative (“SM&A”) expenses in the unaudited consolidated statements of operations. During the three and nine months ended September 30, 2021 the Company incurred advertising costs of $2.7 million.

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

Due to net losses, none of the participating securities nor potential dilutive securities had a dilutive impact during the three and nine months ended September 30, 2022 and 2021.

The following table sets forth the potential dilutive securities:

	September 30, 2022	September 30, 2021
Stock Options	4,203,006	3,498,297
Warrants	6,596,096	6,665,814
Convertible Preferred Stock	6,476,275	6,476,275
Total Potential Dilutive Shares	17,275,377	16,640,386

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

As of September 30, 2022, 12,642 shares of Series A Preferred Stock remain outstanding with a conversion price of $2.22 per share. The Series A Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features, and has a carrying value of $13.7 million as of September 30, 2022.

The Company recognized no dividends on the Series A Preferred Stock during the three and nine months ended September 30, 2022. The Company recognized $2,419,893 (or $0.11 per share) of total dividends on the Series A Preferred Stock (including the contingent beneficial conversion feature) during the nine months ended September 30, 2021 (none during the three months ended September 30, 2021).

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

In June 2021, certain Series B Preferred Stockholders converted 5,636 shares of Series B Preferred Stock into shares of common stock pursuant to the original terms of the Series B Preferred Stock. Upon conversion, accrued dividends payable of $0.4 million were settled by adjusting the initial conversion price, resulting in a new conversion price of $2.91 per share for those holders (the conversion price for holders that did not convert shares remains at $3.10 per share). As a result of the conversion, Series B Preferred Stock carrying value was reduced by $5.8 million and the Company issued 1,935,483 shares of its common stock to such holders.

As of September 30, 2022, 2,364 shares of Series B Preferred Stock remain outstanding with a conversion price of $2.91 per share and 2,000 shares remain outstanding with a conversion price of $3.10 per share. The Series B Preferred Stock is classified as temporary equity due to the presence of certain contingent cash redemption features, and has a carrying value of $2.3 million as of September 30, 2022.

The Company recognized no dividends on the Series B Preferred Stock during the three and nine months ended September 30, 2022. The Company recognized $105,065 (or $0.005 per share) of total dividends on the Series B Preferred Stock during the nine months ended September 30, 2021 (none during the three months ended September 30, 2021).

ATM Offering

On August 6, 2021, the Company entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP”), as sales agent, and commenced an at-the-market offering (the “ATM Offering”) pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock, having an aggregate offering price of up to $75.0 million. Sales of the common stock under the ATM Offering are made under the Company’s previously filed and currently effective shelf registration statement on Form S-3 and the sales agreement prospectus that forms a part of such registration statement. The aggregate compensation payable to JMP is 3.0% of the gross proceeds from each sale of the Company’s common stock. Under the ATM Offering, the Company sold 965,224 shares and raised gross proceeds of $1.1 million and net proceeds of $1.1 million during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company sold 1,598,463 shares and raised gross proceeds of $2.5 million and net proceeds of $2.4 million under the ATM Offering. As of September 30, 2022, $64.4 million remained available under the ATM Offering. The Company sold 448,268 shares and raised gross proceeds of $8.0 million and net proceeds of $7.6 million during the three months ended September 30, 2021.

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

For the nine months ended September 30, 2021, holders of 188,590 of the June 2017 Warrants and 1,081,099 of the November 2020 Warrants exercised the warrants pursuant to their original terms. As a result of the warrants exercised, 152,226 of the warrants were exercised on a cashless basis and 1,117,463 of the warrants were exercised for $4.9 million in cash, additional-paid-in-capital was increased $7.1 million and the Company issued an aggregate of 1,192,421 shares of common stock upon exercise of such warrants.

The following is a summary of warrant activity for the nine months ended September 30, 2022:

Description	Outstanding 12/31/2021	Exercised	Outstanding 9/30/22	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
June 2017 Warrants	2,457,501	-	2,457,501	$7.50	4.7	$-
November 2020 Warrants	4,109,344	-	4,109,344	$4.31	3.1	$-
SVB Warrants	29,251	-	29,251	$6.41	4.9	$-
Total Warrants	6,596,096	-	6,596,096	$5.51	3.7	$-

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,498,297	$10.07	7.27	$7,456
Granted	810,000	$4.89
Exercised, cancelled, or forfeited	(105,291)	$12.59
Outstanding, September 30, 2022	4,203,006	$9.01	7.15	$-

Exercisable, September 30, 2022	2,280,006	$11.08	5.82	$-

On September 13, 2018, the Company’s stockholders approved the 2018 Incentive Plan (as amended from time to time, the “2018 Plan”). The 2018 Plan provides that the Company may grant equity interests to employees, consultants, and members of the Company's Board of Directors (the “Board” or “Board of Directors”) in the form of incentive and nonqualified stock options, restricted stock and restricted stock units, stock appreciation rights and various other forms of stock-based awards. On November 10, 2020, the Company held its 2020 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan, to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 1,750,000 shares. On November 9, 2021, the Company held its 2021 annual meeting of stockholders at which the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock issuable under the 2018 Plan by 4,000,000 shares (the “Plan Amendment”). The Board of Directors previously approved the Plan Amendment on August 3, 2021, subject to stockholder approval. There are 7,000,000 shares authorized for issuance pursuant to the 2018 Plan, of which 3,667,650 shares are available for issuance under the 2018 Plan.

Prior to the approval of the 2018 Plan, the Company granted options to employees, directors, advisors, and consultants from two former plans which were frozen upon the adoption of the 2018 Plan. The Company is no longer authorized to grant awards under either of the former plans.

The Company granted 810,000 options during the nine months ended September 30, 2022 with an aggregate fair value of $2.8 million calculated using the Black-Scholes model on the grant date. Variables used in the Black-Scholes model include: (1) discount rate ranging from 1.6% - 4.1%, (2) expected life of 6 years, (3) expected volatility of 82 – 84%, and (4) zero expected dividends. As of September 30, 2022, the Company had $6.6 million in unamortized expense related to unvested options which is expected to be expensed over a weighted average of 1.8 years.

During the three months ended September 30, 2022 and 2021, the Company recorded $1.1 million and $0.7 million, respectively, in total stock-based compensation expense related to the stock options. During the nine months ended September 30, 2022 and 2021, the Company recorded $3.2 million and $1.9 million, respectively, in total stock-based compensation expense related to the stock options Substantially all stock-based compensation expense is classified as SM&A expenses in the accompanying unaudited consolidated statements of operations.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases office space under operating lease agreements, expiring in September 2023 and June 2024. The office leases require the Company to pay for maintenance, and insurance. Rental expense under these agreements was $0.03 million and $0.01 million for the three months ended September 30, 2022 and 2021, respectively, and was $0.09 million and $0.02 million for the nine months ended September 30, 2022 and 2021, respectively.

Operating lease right-of-use assets of $0.2 million are included in other assets in the Company's unaudited consolidated balance sheets. Operating lease liabilities are included in other current and non-current liabilities in the Company’s unaudited consolidated balance sheets.

All the Company’s existing leases as of September 30, 2022 are classified as operating leases and have a weighted average remaining lease term of 1.4 years. Certain of the Company’s existing leases have fair value renewal options, none of which the Company considers certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the Company’s lease liability ranges from 7.25% to 9.75%.

A maturity analysis of the Company’s operating leases follows:

Future undiscounted cash flows:
2022	$33,942
2023	117,917
2024	31,838
Total	183,697

Discount factor	(11,928)
Lease liability	171,769
Current lease liability	(125,677)
Non-current lease liability	$46,092

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

The June 2017 Warrants contain certain cash settlement features and, accordingly, the Company considered them to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility. Variables used at September 30, 2022 include: (1) the Company stock price of $0.65, (2) the risk-free rate of 4.09%, (3) remaining expected life of 4.7 years, and (4) expected volatility of 84%.

The Series A Preferred Stock and the Series B Preferred Stock both contain a contingent put option and, accordingly, the Company considered the put options to be liabilities and accounted for them at fair value using Level 3 inputs. The Company determined the fair value of these liabilities was de minimis at issuance and as of September 30, 2022, due to the remote possibly of its occurrence, a Level 3 unobservable input.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2022:

Description	Balance at June 30, 2022	Established in 2022	Change in Fair Value	Balance at September 30, 2022

Warrant liability	$2,759	$-	$(2,223)	$536

Description	Balance at December 31, 2021	Established in 2022	Change in Fair Value	Balance at September 30, 2022

Warrant liability	$12,818	$-	$(12,282)	$536

The following table identifies the carrying amounts of such liabilities at September 30, 2022 and December 31, 2021:

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$536	$536
Balance at September 30, 2022	$-	$-	$536	$536

Description	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$12,818	$12,818
Balance at December 31, 2021	$-	$-	$12,818	$12,818

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and goodwill, at fair value on a non-recurring basis when they are deemed to be impaired. No such impairment was recognized during the three and nine months ended September 30, 2022 and 2021.

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

We urge you to read this entire Quarterly Report, including the “Risk Factors” referenced under Part II. Item 1A, the financial statements, and related notes. The information contained herein is current as of the date of this Quarterly Report (September 30, 2022), unless another date is specified. We prepare our interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our financials and results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2022. The interim financial statements presented in this Quarterly Report as well as other information relating to the Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (the “SEC”).

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

Our commercialization strategy targets the over-the-counter market, taking advantage of the existing distribution channels for aspirin. We market VAZALORE to the healthcare professional and the consumer through several sales and marketing channels. Our product pipeline also includes other oral NSAIDs using the PLxGuard drug delivery platform that may be developed, including PL1200 Ibuprofen 200 mg and PL1100 Ibuprofen 400 mg, for pain and inflammation. We are also screening additional compounds outside the NSAID category for possible development using our PLxGuard drug delivery platform.

Recent Developments

In August 2022, the Company engaged Raymond James & Associates, Inc. (“Raymond James”) as financial advisor to explore and evaluate its strategic alternatives with the goal of enhancing stockholder value. The strategic review process is underway, and the strategic alternatives to be considered may include, without limitation, exploring the potential for a possible merger, business combination, or investment into the Company. In conjunction with the exploration of strategic alternatives, the Company has been streamlining its sales and marketing plan in order to preserve its capital and cash resources.

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

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, the fair value of warrant liability, the fair value of stock-based compensation, trade promotional allowances and allowance for inventory obsolescence. Actual results could differ from those estimates.

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

The Company began generating revenue in the U.S. from its sales of VAZALORE in 81 mg and 325 mg doses in the third quarter of 2021 and recognizes revenue when control of a promised good is transferred to a customer in an amount that reflects consideration that the Company expects to be entitled to in exchange for that good. This occurs either when the finished goods are delivered to the customer or when a product is picked up by the customer or the customer’s carrier. The Company recognized total revenue from sales of VAZALORE of $0.4 million with 58% of net sales for the 81 mg dose and 42% of net sales for the 325 mg dose for the three months ended September 30, 2022. The Company recognized total revenue from sales of VAZALORE of $3.0 million with 70% of net sales for the 81 mg dose and 30% of net sales for the 325 mg dose for the nine months ended September 30, 2022. For the three and nine months ending September 30, 2021, total revenue from sales of VAZALORE was $6.6 million with 81 mg dose representing 67% of the net sales.

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

A reconciliation of adjusted non-GAAP net loss per share to the most directly comparable GAAP finance measure is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands, except share and per share data)
Net loss attributable to common stockholders - GAAP	$(8,497)	$(21,642)	$(31,140)	$(52,212)
Adjustments:
Change in fair value of warrant liability	(2,223)	11,784	(12,282)	29,747
Preferred dividends	-	-	-	2,525

Adjusted non-GAAP net loss attributable to common stockholders	$(10,720)	$(9,858)	$(43,422)	$(19,940)

Adjusted non-GAAP net loss per common share - basic and diluted	$(0.37)	$(0.37)	$(1.55)	$(0.89)

Weighted average shares of common shares - basic and diluted	28,603,426	26,911,855	27,949,292	22,342,538

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue

Total revenues were $0.4 million and $6.6 million for the three months ended September 30, 2022 and 2021, respectively. Net sales in the third quarter of 2022 included $0.3 million of unfavorable adjustments for additional trade allowances and incremental sales returns reserves.  The increased trade allowances are used to promote sell through of existing retail inventory.  The increased sales returns reserve reflected excess inventory at certain retailers. Net sales in the prior year period benefitted from the commercial launch and initial distribution of VAZALORE 81 mg and 325 mg dosage strengths to US retail channels. The VAZALORE 81 mg dose (consisting of 2 SKUs) represented 58% and 67% of the net sales for the three months ended September 30, 2022 and 2021, respectively.

Cost of Sales

Cost of Sales for the three months ended September 30, 2022 and 2021, were $1.5 million and $3.9 million, respectively, and reflected costs related to outsourced manufacturing and packaging, shipping, quality assurance and royalties. Cost of sales in the current period also included $1.0 million of incremental costs related to expired packaging materials, higher shipping costs, and inventory obsolescence for product not expected to be sold prior to its shelf-life date, which is 12 months prior to expiry.

Operating Expenses

Total operating expenses were $9.8 million for the three months ended September 30, 2022, compared to operating expenses of $12.6 million for the three months ended September 30, 2021. The prior year period reflected higher costs associated with the initial commercial launch of VAZALORE. In the third quarter of 2022, operating costs reflected the Company’s disciplined spending approach, including reductions in sales and marketing expenses.

Operating expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		(Decrease)
	2022	2021	$	%
	(in thousands, except percentages)
Operating Expenses
Research and development expenses	$623	$1,552	$(929)	(60)%
SM&A expenses	9,142	11,013	(1,871)	(17)%
Total operating expenses	$9,765	$12,565	$(2,800)	(22)%

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

Research and development expenses were $0.6 million for the three months ended September 30, 2022 compared to $1.6 million for the three months ended September 30, 2021. The decrease reflects the non-recurrence of the prior year costs for clinical studies and pre-launch manufacturing related activities for VAZALORE.

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

SM&A expenses totaled $9.1 million for the three months ended September 30, 2022, compared to $11.0 million for the three months ended September 30, 2021. The prior year SM&A expenses included higher costs associated with extensive VAZALORE launch activities which commenced in the third quarter of 2021, including deployment of a cardiovascular specialty field force and a national media television campaign. In the third quarter of 2022, the Company’s SM&A expenses reflected lower media spend and non-recurrence of launch related activity. Additionally, in August 2022, the Company significantly reduced its cardiovascular care specialist team. Non-cash stock-based compensation was $1.1 million in the current period versus $0.7 million in the prior year period.

Other income (expense), net

Other income (expense), net totaled $2.3 million of other income and $11.8 million of other expense for the three months ended September 30, 2022 and 2021, respectively. The variance is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue

Total revenues were $3.0 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively. Net sales for the nine months of 2022 included $0.7 million of unfavorable adjustments for additional trade allowances and incremental sales returns reserve.  The increased trade allowances related to retailer programs to promote sell through of existing retail inventory.  The increased sales returns reserve reflected excess inventory at certain retailers. Net sales in the prior year period benefitted from the commercial launch and initial distribution of VAZALORE 81 mg and 325 mg dosage strengths to US retail channels during the third quarter of 2021. The VAZALORE 81 mg dose (consisting of 2 SKUs) represented 70% and 67% of net sales for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Sales

Cost of Sales for the nine months ended September 30, 2022 and 2021 were $3.4 million and $3.9 million, respectively, and reflected costs related to outsourced manufacturing and packaging, shipping, quality assurance and royalties. Cost of sales in the current period also included $1.6 million of incremental costs related to expired packaging materials, higher shipping costs, and inventory obsolescence for product not expected to be sold prior to its shelf-life date, which is 12 months prior to expiry.

Operating Expenses

Total operating expenses were $43.1 million for the nine months ended September 30, 2022, compared to operating expenses of $22.7 million for the nine months ended September 30, 2021. The prior year period reflected costs associated with the initial commercial launch of VAZALORE. Operating expenses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
	(in thousands, except percentages)
Operating Expenses
Research and development expenses	$1,833	$3,494	$(1,661)	(48)%
SM&A expenses	41,243	19,147	22,096	115%
Total operating expenses	$43,076	$22,641	$20,435	90%

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

Research and development expenses were $1.8 million for the nine months ended September 30, 2022 compared to $3.5 million for the nine months ended September 30, 2021. The decrease reflects the non-recurrence of the prior year costs for clinical studies and pre-launch manufacturing-related activities for VAZALORE.

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

SM&A expenses totaled $41.2 million for the nine months ended September 30, 2022, compared to $19.1 million for the nine months ended September 30, 2021. SM&A expenses included costs associated with extensive VAZALORE launch activities which commenced in the third quarter of 2021, including deployment of a cardiovascular specialty field force and a national media television campaign. Non-cash stock-based compensation was $3.2 million in the current period versus $1.9 million in the prior year period.

Other income (expense), net

Other income (expense), net totaled $12.4 million of other income and $29.7 million of other expense for the nine months ended September 30, 2022 and 2021, respectively. The variance is largely attributable to the non-cash change in fair value of warrant liability primarily due to the fluctuation of the price of the Company’s common stock.

LIQUIDITY AND GOING CONCERN

Financial Condition

The following table summarizes the primary uses and sources of cash for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(45,974)	$(18,757)
Net cash provided by investing activities	$-	$94
Net cash provided by financing activities	$2,416	$78,768

Net Cash Used in Operating Activities

Net cash used in operating activities of $46.0 million and $18.8 million for the nine months ended September 30, 2022 and 2021, respectively. Higher sales and marketing related spending to support the launch of VAZALORE in August of 2021 contributed to the increase.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $0.09 million for the nine months ended September 30, 2021 was generated from the disposal of various property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $2.4 million during the nine months ended September 30, 2022 compared to $78.8 million during the nine months ended September 30, 2021. Financing activities included net proceeds from the ATM Offering of $2.4 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively. The prior year period also included net proceeds of $66.9 million from the Offering (each as defined in Note 4 of the Notes to the Consolidated Financial Statements (unaudited)).

Future Liquidity and Going Concern

During the nine months ended September 30, 2022, the Company had a net loss of approximately $31.1 million and had used cash in operations of approximately $46.0 million.  As of September 30, 2022, the Company had an accumulated deficit of approximately $179.4 million. Due to the difficult macroeconomic environment that has put pressure on the rate of acceptance of VAZALORE in the marketplace and on our commercial resources, combined with restrictive capital markets, the Company has recently engaged Raymond James to explore and evaluate strategic alternatives.  There is no assurance that such activities will result in any agreements or transactions that will enhance stockholder value or provide additional capital.  The rate of acceptance of VAZALORE in the marketplace, together with the uncertainty with regards to completing a transaction or the ability to raise additional capital, creates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the accompanying financial statements are issued. In conjunction with the exploration of strategic alternatives, the Company has been streamlining its sales and marketing plan in order to preserve its capital and cash resources.

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

Based on an evaluation under the supervision, and with the participation, of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

If we do not successfully consummate a strategic transaction, our Board of Directors may need to consider other strategic alternatives, including ceasing operations and liquidating the Company. In such an event, the amount of cash available for distribution to our stockholders could be diminished after reserving for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our Board of Directors may need to consider other strategic alternatives, including ceasing operations and liquidating the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such alternative, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include, without limitation, obligations under our commercial agreements; obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; and potential investigations or litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our Company.

Our failure to meet the continued listing requirements of the Nasdaq Stock Market could result in a delisting of our common stock.

On October 3, 2022, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until April 3, 2023, to regain compliance with the minimum bid price requirement. If, at any time during the 180-day grace period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, we will have regained compliance and Nasdaq will provide us with written confirmation of such.

If we fail to regain compliance before April 3, 2023, but meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, we may be eligible for additional time to regain compliance with the minimum bid price requirement.

Our common stock will continue to be listed and traded on the Nasdaq Capital Market during the 180-day grace period, subject to our compliance with the other continued listing requirements of the Nasdaq Capital Market.

However, there can be no assurance that we will regain compliance before April 3, 2023. Even if we regain compliance, there can be no assurance that we will be able to continue to satisfy our continued listing requirements of the Nasdaq Capital Market going forward. Our failure to meet the continued listing requirements could result in a de-listing of our common stock. The delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, customers and employees and potential loss of business development opportunities. The delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Thus, although we may take actions to regain our compliance with Nasdaq's listing requirements, we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq's listing requirements.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Series A and Series B Convertible Preferred Stock and Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL and included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLX PHARMA INC.

Date: November 10, 2022	/s/ Natasha Giordano
By: Natasha Giordano
Title: President and Chief Executive Officer (Principal Executive Officer)

/s/ Rita O’Connor
By: Rita O’Connor
Title: Chief Financial Officer (Principal Financial and Accounting Officer)